Form 10-Q
period 1996-03-31
FRANKLIN BANCORPORATION INC
filed 1996-05-14
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 0 - 20880
                          Filing Date: May 14, 1996


- - -------------------------------------------------------------------------------

                         FRANKLIN BANCORPORATION, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                  52 - 1632361
- - ---------------------------------           -------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification
 incorporation or organization)              Number)

     1722 EYE STREET, N.W.
     WASHINGTON, D.C.  20006                      (202) 429 - 9888
- - ---------------------------------           -------------------------------
(Address of principal executive             (Registrant's telephone number,
offices)                                     including area code)



- - -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES (X)          NO ( )

The total number of shares of the Registrant's common stock, par value $0.10 per share, outstanding as of April 30, 1996 was 6,318,057.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                                 March 31, 1996

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Income............................   3
         (b) Consolidated Statements of Financial Condition...............   4
         (c) Consolidated Statements of Cash Flows........................   5
         Notes to Consolidated Financial Statements.......................   6




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  9




PART II.         OTHER INFORMATION......................................... 13

PART I - FINANCIAL INFORMATION
- - ------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
(a) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ------------------
                                                                      1996                     1995
                                                                      ----                     ----
INTEREST INCOME:
- - ----------------
Interest and fees on loans                                          $4,429                    $3,153
Interest and dividends on securities                                 1,634                     1,523
Interest on federal funds sold and securities
 purchased under resale agreements                                     417                       216
                                                                    -------                   -------
   Total interest income                                             6,480                     4,892
                                                                    -------                   -------

INTEREST EXPENSE:
- - -----------------
Interest on deposits                                                 2,100                     1,417
Interest on securities sold under
 repurchase agreements                                                 347                       323
                                                                    -------                   -------
   Total interest expense                                            2,447                     1,740
                                                                    -------                   -------

   Net interest income                                               4,033                     3,152

Provision for loan losses                                               27                        80
                                                                    -------                   -------

Net interest income after provision
 for loan losses                                                     4,006                     3,072
                                                                    -------                   -------

NON-INTEREST INCOME:
- - --------------------
Service charges on deposits                                            241                       210
Other fee income                                                       113                        65
                                                                    -------                    ------

   Total non-interest income                                           354                       275
                                                                    -------                   -------

NON-INTEREST EXPENSE:
- - ---------------------
Compensation and employee benefits                                   1,528                     1,042
Occupancy expense                                                      380                       228
Goodwill amortization                                                   46                        32
Other                                                                  820                       733
                                                                    -------                   -------
   Total non-interest expense                                        2,774                     2,035
                                                                    -------                   -------

Income before income tax expense                                     1,586                     1,312

Income tax expense                                                     622                       585
                                                                    -------                   -------

NET INCOME                                                          $  964                    $  727
                                                                    =======                   =======

PRIMARY EARNINGS PER SHARE:(1)
- - ------------------------------
Net Income                                                          $ 0.15                    $ 0.13

FULLY DILUTED EARNINGS PER SHARE (1)
- - ------------------------------------
Net Income                                                          $ 0.15                    $ 0.13


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(b)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except per data share)

                                                                    Unaudited
                                                                    March 31,                 December 31,
ASSETS                                                                  1996                     1995
- - ------                                                              -----------               -----------
Cash and due from banks                                              $ 14,442                  $ 21,811
Federal funds sold and securities purchased
 under resale agreements                                               31,640                    47,875

Securities available-for-sale                                          54,987                    44,867
Securities held-to-maturity                                            63,305                    64,273
                                                                    ----------                ----------

   Securities                                                         118,292                   109,140

Loans, net of unearned income                                         185,235                   181,650
 Less: allowance for loan losses                                       (3,747)                   (3,443)
                                                                    -----------               ----------
   Loans, net                                                         181,488                   178,207

Premises and equipment, net                                             2,474                     2,334
Goodwill, net                                                           2,026                     2,072
Accrued interest receivable                                             2,440                     2,316
Other assets                                                            3,365                     3,276
                                                                    ----------                ----------

TOTAL ASSETS                                                         $356,167                  $367,031
                                                                    ==========                ==========

LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------

LIABILITIES:
- - ------------
Non-interest bearing deposits                                        $ 85,202                  $ 90,454
Interest bearing deposits                                             197,390                   211,981
                                                                    ----------                ----------

   Total deposits                                                     282,592                   302,435

Federal funds purchased and securities
 sold under repurchase agreements                                      43,348                    35,869
Accrued interest payable                                                  890                       903
Other liabilities                                                       2,122                     1,439
                                                                    ----------                ----------

   Total liabilities                                                  328,952                   340,646
                                                                    ----------                ----------


STOCKHOLDERS' EQUITY:
- - ---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,318,057 and 6,283,057
 shares issued and outstanding, respectively                              632                       628
Capital surplus                                                        19,797                    19,649
Retained earnings                                                       6,929                     5,965
Unrealized (loss) gain on securities
 available-for-sale                                                      (143)                      143
                                                                    ----------                ----------

   Total stockholders' equity                                          27,215                    26,385
                                                                    ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $356,167                  $367,031
                                                                    ==========                ==========


The accompanying condensed notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows (Unaudited)
    (Dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                        1996                     1995
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
- - -------------------------------------
Net income                                                           $    964                  $    727
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                  27                        80
Depreciation and amortization                                             205                       150
Change in accrued interest receivable and
 other assets                                                               1                       (32)
Change in accrued interest payable and other
 liabilities                                                              670                       453
                                                                    ----------                ----------

Net cash provided by operating activities                               1,867                     1,378
                                                                    ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
Purchases of securities available-for-sale                            (17,480)                      (50)
Proceeds from maturities/principal paydowns
 of securities available-for-sale                                       6,893                        18
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                           984                       540
Net increase in loans receivable                                       (3,308)                   (4,637)
Additions to premises and equipment, net                                 (347)                     (183)
                                                                    -----------               -----------

Net cash used in investing activities                                 (13,258)                   (4,312)
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------
Net decrease in deposits                                              (19,843)                   (8,809)
Net change in federal funds purchased and securities
 sold under repurchase agreements                                       7,479                    (1,406)
Proceeds from issuance of common stock                                    151                   -------
                                                                    -----------               -----------

Net cash used in financing activities                                 (12,213)                  (10,215)
                                                                    -----------               -----------

Net decrease in cash and cash equivalents                             (23,604)                  (13,149)

Cash and cash equivalents at beginning
 of period                                                             69,686                    28,045
                                                                    ----------                ----------

Cash and cash equivalents at end of period                           $ 46,082                  $ 14,896
                                                                    ==========                ==========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 1996 (unaudited) (in thousands)


1.  Basis of Financial Statement Presentation.

The accompanying financial statements have been prepared without an audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of the results of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the complete notes to these condensed financial statements can be obtained by reading Franklin Bancorporation, Inc.'s ("Franklin") most current annual report. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                    March 31, 1996       December 31, 1995
                                    --------------       -----------------
                                  Amortized    Market   Amortized     Market
SECURITIES AVAILABLE-FOR-SALE       Cost       Value      Cost         Value
                                  ---------   -------   ---------     -------
U.S. treasury securities          $ 5,711    $ 5,722    $ 9,418       $ 9,454
U.S. government agencies           32,540     32,430     20,576        20,843
Step-up and structured notes       12,163     11,981      9,893         9,757
Mortgage-backed securities          2,956      2,988      3,100         3,164
Equity securities                   1,866      1,866      1,649         1,649
                                  --------   -------    --------      --------

Total                             $55,236    $54,987    $44,636       $44,867
                                  ========   ========   ========      ========


                                    March 31, 1996        December 31, 1995
                                    --------------        -----------------
                                  Amortized   Market    Amortized      Market
SECURITIES HELD-TO-MATURITY         Cost      Value       Cost         Value
                                  ---------  -------    ---------     -------
U.S. treasury securities          $21,212    $20,967    $21,408       $21,339
U.S. government agencies            1,989      1,956      1,988         1,984
Mortgage-backed securities         40,104     38,731     40,877        40,046
                                  --------   --------   --------      --------

Total                             $63,305    $61,654    $64,273       $63,369
                                  ========   ========   ========      ========

3.  Loans.

    Major categories of loans are as follows:

                                                        March 31,            December 31,
                                                           1996                  1995
                                                        ---------            -----------
Real Estate
   Commercial                                           $ 29,500             $ 26,818
   Construction and development                            8,766                9,394
   Residential mortgage                                   17,741               20,638
                                                        ---------            ---------

         Total Real Estate                                56,007               56,850
                                                        ---------            ---------

Commercial and Industrial                                116,436              111,110

Consumer
   Consumer                                               10,410               11,279
   Home equity                                             2,763                2,804
                                                        ---------            ---------

         Total Consumer                                   13,173               14,083

Total                                                    185,616              182,043
                                                        ---------            ---------

Unearned income                                             (381)                (393)
                                                        ----------           ---------

Loans, net of unearned income                           $185,235             $181,650
                                                        ----------           ---------


At March 31, 1996, impaired loans totaled $609,000 with a corresponding valuation allowance of $199,000. All of the loans deemed to be impaired are commercial loans.

For the quarter ended March 31, 1996, the average recorded investment in impaired loans was approximately $1,051,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $23,000 would have been recorded during the first three months of 1996. Franklin recognized $10,000 in interest on impaired loans during the quarter.

At March 31, 1996, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. There were no loans 90 days or more past due which were still accruing interest.

Changes in the allowance for loan losses for the three months ended March 31, 1996 are as follows:

Balance, January 1                                                     $3,443

Charge-offs:
   Real Estate                                                            (11)
   Commercial                                                             (23)
   Consumer                                                               (45)
                                                                      --------

Total                                                                     (79)
                                                                      --------

Recoveries:
   Real Estate                                                             65
   Commercial                                                             289
   Consumer                                                                 2
                                                                      --------

Total                                                                     356
                                                                      --------

Net recoveries                                                            277

Provision for loan losses                                                  27

Balance, March 31                                                      $3,747
                                                                      ========

Net charge-offs to average loans                                      (0.15)%


Franklin National Bank of Washington, D.C. and Franklin National Bank of Virginia, in the normal course of business, make loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:



Balance, January 1, 1996                                $ 9,319
   New loans                                              2,220
   Repayments                                              (719)
                                                        --------

Balance, March 31, 1996                                 $10,820
                                                        ========

There were no loans to directors, officers or related parties that were impaired as of March 31, 1996.

4.  Time deposits, including IRA's, are as follows:

                                             March 31,                December 31,
                                                1996                      1995
                                             ---------                -----------
Certificates less than $100,000              $15,439                  $13,158
Certificates of $100,000 or more              54,164                   64,786


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information about the financial condition and results of operations for the three month periods ended March 31, 1996 and 1995.

INCOME:
During the first three months of 1996, Franklin realized net income of $964,000, or $0.15 per share of stock outstanding, compared to net income of $727,000, or $0.13 per share, for the same period of 1995, increases of 33% and 15% in net income and earnings per share, respectively. The improvement in earnings for the period can be primarily attributed to an increase in net interest income of $881,000, or 28%, resulting from the growth of both earning assets and deposits.

As the merger with The George Washington Banking Corporation was effective at the close of business on March 31, 1995, the earnings of the resulting bank, Franklin National Bank of Virginia, have been fully consolidated into Franklin's 1996 quarterly earnings. Net income for Franklin of Virginia was $31,000 for the first quarter of 1996, which had a minimal but positive impact on Franklin's earnings. Franklin of Virginia opened a new branch in Tysons Corner during the first quarter of 1996 and has received regulatory approval to open a branch in Bethesda, Maryland which is expected to open in June 1996. This branch expansion has had a diminishing effect on Franklin of Virginia's current earnings, but as the new branches develop, their impact on earnings is anticipated to be positive.

During the second quarter of 1996, Franklin expects to file applications with the Office of the Comptroller of the Currency to merge and consolidate its two banks, Franklin of Washington, D.C. and Franklin of Virginia. It is anticipated the consolidation will be completed by the third quarter of 1996, resulting in service efficiencies for Franklin customers as well as operational efficiences for Franklin.

Net interest income
The increase in net interest income from $3,152,000 for the first quarter of 1995 to $4,033,000 for the first quarter of 1996 is primarily attributable to loan volume increases and secondarily to the merger. Total interest income increased $1.6 million, or 32%, from $4,892,000 for the first quarter of 1995 to $6,480,000 for the first quarter of 1996. Loan volume increases account for approximately $1 million, or 63%, of that increase with loans growing from $130,346,000 at March 31, 1995 to $185,235,000 at March 31, 1996. The merger accounted for $18.7 million, or 34%, of the total loan portfolio increase.

Interest expense increased $707,000, or 41%, to $2,447,000 for the first three months of 1996 as compared to $1,740,000 for the same period of 1995. The increase is due to rate increases, which are market driven, as well as volume increases in interest-bearing liabilities. Franklin experienced a 37%, or $65,197,000, increase in its interest-bearing liabilities from $175,541,000 to $240,738,000 for the periods ending March 31, 1995 and 1996, respectively. Interest-bearing liabilities of Franklin of Virginia represented $18.9 million as of the merger date.

As a result of prime rate decreases, which impact Franklin's adjustable rate loan portfolio, and competitive market pressures on deposit rates, Franklin's net interest margin declined to 4.95% for the three months ended March 31, 1996 as compared to 5.15% for the same period one year ago. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, while maintaining the quality of that portfolio, to sustain and improve its margin.

Non-interest income
Non-interest income increased $79,000, or 29%, from $275,000 for the three months ending March 31, 1995 to $354,000 for the same period ending March 31, 1996. The increase is a result of management's on-going review of its fee structure for services provided to its customers, as well as the continued expansion of its commercial deposit product offerings, such as cash management and payroll processing services.

Non-interest expense
Total non-interest expense of $2,774,000 for the period ended March 31, 1996 increased $739,000, or 36%, as compared to $2,035,000 for the same period in 1995. The components of this increase were as follows: compensation and employee benefits $486,000, or 66% of the increase, occupancy expense $152,000, or 21% of the increase, and other operating expense $101,000, or 13% of the increase.
The increases in all expense categories over 1995 levels are primarily due to Franklin's geographic expansion efforts which included the Virginia bank merger, three branch openings in the District of Columbia and one branch opening in Tysons, Virginia during the last twelve months.

LOANS:
Loans outstanding at March 31, 1996 totaled $185,235,000, a 2% increase over loans at year end 1995 of $181,650,000. Franklin's loan to deposit ratio, a key measure of liquidity, remains conservative at 66%, as compared to 60% on December 31, 1995, which management believes will provide Franklin with the ability to continue to meet the borrowing needs of its customers. The growth in the loan portfolio occurred primarily in the small to mid-size business market.

Loan quality has continued to improve, resulting in a reduction in provisions for loan losses to $27,000 the three months ended March 31, 1996 as compared to $80,000 for the same period one year ago. Through March 31, 1996, Franklin recognized net loan recoveries of $277,000, as Franklin received payments from loans charged-off in prior years.

Non-performing assets increased to $609,000 at March 31, 1996 from $429,000 at March 31, 1995, however, they represent only 0.33% of total loans for both periods. This represents a significant improvement from December 31, 1995 when non-performing assets totaled $1.6 million or 0.88% of total loans. The allowance for loan losses as a percentage of non-performing assets increased from 216% on December 31, 1995 to 615% on March 31, 1996. At March 31, 1996,
the allowance for loan losses represented 2.02% of total loans as compared to 1.90% at December 31, 1995. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

SECURITIES:
Securities increased $11.3 million, or 11%, from $106,945,000 at March 31, 1995 to $118,292,000 at March 31, 1996 with $5.4 million, or 48%, of the increase attributable to the merger. Securities increased $9.2 million from December 31, 1995 as Franklin invested a significant portion of its fourth quarter deposit growth in higher yielding assets. The securities growth occurred in the available-for-sale portfolio to assure availability for liquidity purposes to fund additional loan growth in 1996. Securities purchased included U.S. Treasury and agency securities with average lives of less than five years.

DEPOSITS:
Deposits and customer repurchase agreements at March 31, 1996 totaled $325,940,000, an increase of $92,646,000 or 40%, as compared to $233,294,000 at
March 31 1995. The merger accounted for $25.4 million in deposits or 27% of the total increase. Deposits and customer repurchase agreements decreased by $12.4 million from December 31, 1995 which management had anticipated due to the significant increase of approximately $50 million in deposits in December 1995. Franklin's deposit mix at March 31, 1996 included $85,202,000 in demand deposit balances, representing 30% of total deposits.

STOCKHOLDERS' EQUITY:

At March 31, 1996, there were 6,318,057 shares of Franklin's common stock outstanding with a par value of $0.10 per share. Book value per share was $4.31 at March 31, 1996 compared to $3.73 at March 31, 1995 and $4.20 at December 31, 1995. To date, no dividends have been paid by Franklin.

- - -------------------------------------------------------------------------------
PART II - OTHER INFORMATION
- - -------------------------------------------------------------------------------

Item 1 - Pending Legal Proceedings

At the present time, there are no material legal proceedings to which Franklin is a party or to which any of Franklin's property is subject. In addition, to the best of Franklin's knowledge, no such proceedings are contemplated by government authorities.

Item 2 - Changes in Securities

There were no changes in the rights of Franklin shareholders during the last quarter.

Item 3 - Defaults Upon Senior Securities

There were no reportable occurrences during the last quarter.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no reportable occurrences during the last quarter.

Item 5 - Other Information

No other reportable information.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits:

   See Exhibit 11, "Computation of Primary and Fully Diluted Earnings per
   Share."

b. Reports on Form 8-K

   There were no reportable occurrences during the quarter.

- - -------------------------------------------------------------------------------
                                   SIGNATURES
- - -------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FRANKLIN BANCORPORATION, INC.



   May 8, 1996                   Robert P. Pincus
- - -----------------                -------------------------------------
      Date                       Robert P. Pincus
                                 President and Chief Executive Officer


   May 8, 1996                   Diane M. Begg
- - ----------------                 -------------------------------------
      Date                       Diane M. Begg
                                 Senior Vice President and Chief
                                  Financial Officer