Form 10-Q
period 1996-06-30
FRANKLIN BANCORPORATION INC
filed 1996-08-14
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 0 - 20880
                          Filing Date: August 14, 1996

- --------------------------------------------------------------------------------

                         FRANKLIN BANCORPORATION, INC
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                              52 - 1632361
- --------------------------------                                        -------------------------------
(State or other jurisdiction of                                         (I.R.S. Employer identification
 incorporation or organization)                                          Number)

     1722 EYE STREET, N.W.
     WASHINGTON, D.C.  20006                                                  (202) 429 - 9888
- --------------------------------                                        -------------------------------
(Address of principal executive                                         (Registrant's telephone number,
offices)                                                                 including area code)


- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES (X)          NO ( )

The total number of shares of the Registrant's common stock, par value $0.10 per share, outstanding as of July 31, 1996 was 6,336,107.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                                 June 30, 1996

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Income............................   3
         (b) Consolidated Statements of Financial Condition...............   4
         (C) Consolidated Statements of Cash Flows........................   5
         Notes to Consolidated Financial Statements.......................   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   9


PART II. OTHER INFORMATION................................................  13

PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
(a) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                           ------------------------         --------------------------
                                                              1996             1995              1996             1995
                                                              ----             ----              ----             ----
INTEREST INCOME:
- ----------------
Interest and fees on loans                                  $4,409          $3,876           $ 8,838           $ 7,029
Interest and dividends on securities                         1,896           1,590             3,530             3,113
Interest on federal funds sold and securities
 purchased under resale agreements                             431             145               848               361
                                                           -------         -------          --------           -------
   Total interest income                                     6,736           5,611            13,216            10,503
                                                           -------         -------          --------           -------

INTEREST EXPENSE:
- -----------------
Interest on deposits                                         2,020           1,720             4,120             3,137
Interest on securities sold under
 repurchase agreements                                         500             328               847               651
                                                           -------         -------          --------           -------

   Total interest expense                                    2,520           2,048             4,967             3,788
                                                           -------         -------          --------           -------

   Net interest income                                       4,216           3,563             8,249             6,715

Provision for loan losses                                     - 0-              55                27               135
                                                           -------         -------          --------           -------

Net interest income after provision
 for loan losses                                             4,216           3,508             8,222             6,580
                                                           -------         -------          --------           -------

NON-INTEREST INCOME:
- --------------------
Service charges on deposits                                    250             250               491               460
Other fee income                                               144             101               257               166
Gains on sales of securities, net                               31               8                31                 8
                                                           -------         -------          --------           -------

   Total non-interest income                                   425             359               779               634
                                                           -------         -------          --------           -------

NON-INTEREST EXPENSE:
- ---------------------
Compensation and employee benefits                           1,532           1,204             3,060             2,246
Occupancy expense                                              402             305               782               533
Goodwill amortization                                           46              43                92                75
Other                                                          918             910             1,738             1,643
                                                           -------         -------          --------           -------
   Total non-interest expense                                2,898           2,462             5,672             4,497
                                                           -------         -------          --------           -------

Income before income tax expense                             1,743           1,405             3,329             2,717

Income tax expense                                             691             558             1,313             1,143
                                                           -------         -------          --------           -------

NET INCOME                                                  $1,052          $  847           $ 2,016           $ 1,574
                                                           =======          ======           =======           =======

PRIMARY EARNINGS PER SHARE:(1)
- ------------------------------
Net Income                                                  $ 0.16          $ 0.13           $  0.31           $  0.26

FULLY DILUTED EARNINGS PER SHARE:(1)
- ------------------------------------
Net Income                                                  $ 0.16          $ 0.13           $  0.31           $  0.26


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(b)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except per share data)

                                                         UNAUDITED
                                                          JUNE 30,                   DECEMBER 31,
ASSETS                                                     1996                         1995
- ------                                                  ---------                    ------------
Cash and due from banks                                  $ 18,302                     $ 21,811
Federal funds sold and securities purchased
  under resale agreements                                  29,325                       47,875

Securities available-for-sale                              76,586                       44,867
Securities held-to-maturity                                63,308                       64,273
                                                        ---------                    ---------

   Securities                                             139,894                      109,140

Loans, net of unearned income                             194,482                      181,650
 Less: allowance for loan losses                           (3,772)                      (3,443)
                                                        ---------                    ---------

   Loans, net                                             190,710                      178,207

Premises and equipment, net                                 2,523                        2,334
Goodwill, net                                               1,980                        2,072
Accrued interest receivable                                 2,658                        2,316
Other assets                                                3,185                        3,276
                                                        ---------                    ---------

TOTAL ASSETS                                             $388,577                     $367,031
                                                        =========                    =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

LIABILITIES:
- ------------
Non-interest bearing deposits                            $ 97,431                     $ 90,454
Interest bearing deposits                                 209,337                      211,981
                                                        ---------                    ---------

   Total deposits                                         306,768                      302,435

Federal funds purchased and securities
 sold under repurchase agreements                          50,972                       35,869
Accrued interest payable                                      957                          903
Other liabilities                                           1,967                        1,439
                                                        ---------                    ---------

   Total liabilities                                      360,664                      340,646
                                                        ---------                    ---------


STOCKHOLDERS' EQUITY:
- ---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,336,107 and 6,283,057
 shares issued and outstanding, respectively                  634                          628
Capital surplus                                            19,857                       19,649
Retained earnings                                           7,981                        5,965
Unrealized (loss) gain on securities
 available-for-sale                                          (559)                         143
                                                        ---------                    ---------

   Total stockholders' equity                              27,913                       26,385
                                                        ---------                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $388,577                     $367,031
                                                        =========                    =========


The accompanying condensed notes are an integral part of these financial statements.

(C) Consolidated Statements of Cash Flows (Unaudited)
     (Dollars in thousands)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  ----------------
                                                             1996                         1995
                                                             ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                               $  2,016                     $  1,574
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                      27                          135
Depreciation and amortization                                 449                          273
Gains on sales of securities, net                             (31)                          (8)
Change in accrued interest receivable and
 other assets                                                 227                          (63)
Change in accrued interest payable and other
 liabilities                                                  582                          498
                                                        ---------                     --------

Net cash provided by operating activities                   3,270                        2,409
                                                        ---------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Purchases of securities held-to-maturity                   (3,980)                           0
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                             4,979                        1,142
Purchases of securities available-for-sale                (49,691)                         (50)
Proceeds from sales of securities available-for-sale        7,018                        2,930
Proceeds from maturities/principal paydowns
 of securities available-for-sale                           9,805                        2,087
Net increase in loans receivable                          (12,530)                      (9,032)
Cash provided by merger                                         0                        2,512
Additions to premises and equipment, net                     (580)                        (410)
                                                        ---------                    ---------

Net cash used in investing activities                     (44,979)                        (821)
                                                        ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Net increase in deposits                                    4,333                        1,960
Net change in federal funds purchased and securities
 sold under repurchase agreements                          15,103                       (5,883)
Proceeds from issuance of common stock                        214                            0
                                                        ---------                    ---------
Net cash provided by/(used in) financing activities        19,650                       (3,923)
                                                        ---------                    ---------

Net decrease in cash and cash equivalents                 (22,059)                      (2,335)

Cash and cash equivalents at beginning
 of period                                                 69,686                       28,045
                                                        ---------                    ---------

Cash and cash equivalents at end of period               $ 47,627                      $25,710
                                                        =========                    =========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 1996 (unaudited) (in thousands)


1.  Basis of Financial Statement Presentation.

The interim financial statements of Franklin Bancorporation, Inc. ("Franklin") have been prepared pursuant to the requirements for reporting on Form 10-Q and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of the results of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited statements should be read in conjunction with the audited financial statements and related notes in Franklin's most current annual report. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                                 June 30, 1996             December 31, 1995
                                                 -------------             -----------------
                                          Amortized          Market      Amortized      Market
SECURITIES AVAILABLE-FOR-SALE               Cost             Value         Cost         Value
- -----------------------------            ----------        ---------      ---------     -----
U.S. treasury securities                   $18,226          $18,205       $ 9,418      $ 9,454
U.S. government agencies                    47,779           47,176        20,576       20,843
Step-up and structured notes                 6,916            6,590         9,893        9,757
Mortgage-backed securities                   2,809            2,749         3,100        3,164
Equity securities                            1,866            1,866         1,649        1,649
                                          --------         --------      --------      -------

Total                                      $77,596          $76,586       $44,636      $44,867
                                          ========         ========      ========      =======


                                                June 30, 1996              December 31, 1995
                                                -------------              -----------------
                                         Amortized          Market      Amortized       Market
SECURITIES HELD-TO-MATURITY                Cost             Value         Cost          Value
- ---------------------------              ---------          ------      --------        -----
U.S. treasury securities                  $17,967          $17,682       $21,408       $21,339
U.S. government agencies                    2,990            2,928         1,988         1,984
Mortgage-backed securities                 39,371           37,544        40,877        40,046
Municipal securities                        2,980            2,950             0             0
                                          -------          -------       -------       -------

Total                                     $63,308          $61,104       $64,273       $63,369
                                          =======          =======       =======       =======

3.  Loans.

    Major categories of loans are as follows:

                                          June 30,        December 31,
                                            1996             1995
                                          --------        -----------
Real Estate
   Commercial                             $ 39,048         $ 26,818
   Construction and development             10,219            9,394
   Residential mortgage                     17,285           20,638
                                         ---------         --------

      Total Real Estate                     66,552           56,850
                                         ---------         --------

Commercial and Industrial                  114,233          111,110

Consumer
   Consumer                                 10,691           11,279
   Home equity                               3,446            2,804
                                         ---------         --------

      Total Consumer                        14,137           14,083

Total                                      194,922          182,043
                                         ---------         --------

Unearned income                               (440)            (393)
                                         ---------        ---------

Loans, net of unearned income             $194,482         $181,650
                                         ---------         --------


At June 30, 1996, impaired loans totaled $565,000 with a corresponding valuation allowance of $191,000. All of the loans deemed to be impaired are commercial loans. Included in impaired loans is one loan of $120,000 which has been restructured.

For the six months ended June 30, 1996, the average recorded investment in impaired loans was approximately $786,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $38,000 would have been recorded during the first six months of 1996. Franklin recognized $10,000 in interest on impaired loans during the first six months of 1996.

At June 30, 1996, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. Loans 90 days or more past due which were still accruing interest totaled $88,000.

Changes in the allowance for loan losses for the six months ended June 30, 1996 are as follows:

Balance, January 1                                                  $3,443

Charge-offs:
   Real Estate                                                         (55)
   Commercial                                                          (88)
   Consumer                                                            (31)
                                                                   --------

Total                                                                 (174)
                                                                   --------

Recoveries:
   Real Estate                                                          80
   Commercial                                                          388
   Consumer                                                              8
                                                                   -------

Total                                                                  476
                                                                   -------

Net recoveries                                                         302

Provision for loan losses                                               27

Balance, June 30                                                    $3,772
                                                                   =======

Net charge-offs to average loans                                   (0.16)%


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

Activity in such loans is summarized as follows:



Balance, January 1, 1996                                           $  9,319
   New loans                                                          3,243
   Repayments                                                        (2,967)
                                                                   --------

Balance, June 30, 1996                                             $  9,595
                                                                   ========

There were no loans to directors, officers or related parties that were impaired as of June 30, 1996.

4.  Time deposits, including IRA's, are as follows:

                                          June 30,        December 31,
                                            1996             1995
                                         ---------       -----------
Certificates less than $100,000            $15,366          $13,158
Certificates of $100,000 or more            55,607           64,786


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL SUMMARY

Net income for the six months ended June 30, 1996 increased by 28% to $2.02 million or $0.31 per share compared to $1.57 million or $0.26 per share for the same period in 1995. Returns on average assets and average equity for the first six months of 1996 were 1.12% and 14.93%, respectively, compared to 1.15% and 14.44% for the same period in 1995.

Net income for the quarter ended June 30, 1996 increased by 24% to $1.05 million or $0.16 per share compared to $847,000 or $0.13 per share for the second quarter of 1995. Returns on average assets and average equity for the second quarter of 1996 were 1.14% and 15.46%, respectively, compared to 1.17% and 14.37% for the same period in 1995.

Contributing to the increase in earnings for the first six months of 1996 were improvements in net interest income, reductions in loan loss provisions, growth in service charges and other fees and the effect of the merger with The George Washington Banking Corporation. As the merger was effective at the close of business on March 31, 1995, the earnings of the resulting bank, Franklin National Bank of Virginia, have been fully consolidated into Franklin's 1996 earnings. The earnings improvement was partially offset by increases in compensation and occupancy expenses as Franklin expanded its branch network from 4 to 9 branches over the last 13 months. Earnings for the second quarter of 1996 increased to a lesser extent when compared to the second quarter of 1995 primarily due to increasing deposit costs.

Franklin has filed applications with the Office of the Comptroller of the Currency to merge and consolidate its two banks, Franklin of Washington, D.C. and Franklin of Virginia. It is anticipated the consolidation will be completed in the third quarter of 1996, resulting in service efficiencies for Franklin customers as well as operational efficiencies for Franklin.

Franklin continued to experience significant growth as total assets increased to $388.6 million at June 30, 1996 compared to $367 million at December 31, 1995 representing an increase of $21.6 million or 6%. Loan demand continued to improve as loans, net of unearned income, increased by $12.8 million to $194.5 million at June 30, 1996 compared to $181.7 million at year-end 1995. Total deposits and customer repurchase agreements were $357.7 million at June 30, 1996 compared to $338.3 million at December 31, 1995, representing an increase of 6%. Franklin's deposit mix at June 30,1996 included $97.4 million in non-interest bearing deposits, representing 32% of total deposits.

Shareholders' equity at June 30, 1996 totaled $27.9 million compared to $26.4 million at December 31, 1995. Book value per share of common stock on June 30, 1996 was $4.41 per share compared to $4.20 per share at December 31, 1995. The increase in equity was primarily attributable to the retention of earnings.

EARNINGS ANALYSIS

Net interest income
Net interest income is Franklin's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest paid on deposits and other interest bearing liabilities. Net interest income totaled $8.2 million for the first six months of 1996 compared to $6.7 million for the same period of 1995. The improvements in net interest income were primarily attributable to a higher volume of earning assets and secondarily to the merger. Average earning assets increased 24% to $338 million for the six months ended June 30, 1996 as compared to $272.6 million for the six months ended June 30, 1995. Of that growth, 55% occurred in Franklin's loan portfolio, its highest yielding asset. The merger added $18.7 million in new loans.

Total interest income increased $2.7 million, or 26% to $13.2 million for the first six months of 1996 as compared to $10.5 million for the same period of 1995, with 67%, or $1.8 million, of that increase occurring in interest and fees on loans. Interest expense increased $1.2 million, or 31%, to $5 million for the first six months of 1996 as compared to $3.8 million for the same period of 1995. The increase is primarily due to volume increases in average interest-bearing liabilities which grew 25% to $249.8 million for the six months ended June 30, 1996 as compared to $199.5 million for the same period in 1995.

As a result of prime rate decreases, which impact Franklin's adjustable rate loan portfolio, and competitive market pressures on deposit rates, Franklin's net interest margin declined to 4.92% for the six months ended June 30, 1996 as compared to 5.20% for the same period one year ago. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, to sustain and improve its margin.

For the quarter ended June 30, 1996, net interest income totaled $4.2 million as compared to $3.6 million for the second quarter of 1995, an increase of 18%. The rate of increase has slowed in the second quarter as Franklin's deposit growth has exceeded its loan growth. Loan portfolio growth for the second quarter of 1996 was $9.2 million, or 5%, while interest bearing liabilities grew $19.6 million, or 8%. Excess funds have been placed in the securities portfolio and in short-term investments, at resulting lower yields, to provide the liquidity to fund future loan demand. The growth in the securities portfolio occurred primarily in the available-for-sale portfolio with purchases of U.S. Treasury and agency securities. Total interest income increased $1.1 million, or 20%, to $6.7 million for the second quarter of 1996 as compared to $5.6 million for the second quarter of 1995. Interest and fees on loans represented $533,000, or 47% of that increase. Interest expense for the second quarter of 1996 increased by 23%, or $472,000, from $2 million for the quarter ended June 30, 1995 to $2.5 million for the current quarter.

Non-interest income
Non-interest income, excluding securities gains, increased $122,000, or 19%, from $626,000 for the six months ending June 30, 1995 to $748,000 for the same period ending June 30, 1996. For the second quarter of 1996, non-interest income, excluding securities gains, increased 12% to $394,000 from $351,000 for the second quarter of 1995. The increases are a result of management's on-going review of its fee structure for services provided to its customers, as well as the continued expansion of its commercial deposit product offerings, such as cash management and payroll processing services.

Non-interest expense
Total non-interest expense of $5.7 million for the six months ended June 30, 1996 increased $1.2 million, or 26%, compared to $4.5 million for the same period in 1995. The components of this increase were as follows: compensation and employee benefits $814,000, or 69% of the increase, occupancy expense $249,000, or 21%, and other operating expense $112,000, or 10%. The increases in all expense categories over 1995 levels are primarily due to Franklin's geographic expansion efforts which included the Virginia bank merger, three branch openings in the District of Columbia, one branch opening in Tysons, Virginia and one branch opening in Bethesda, Maryland. For the second quarter of 1996, non-interest expense increased 18% over second quarter 1995 from $2.5 million to $2.9 million due to branch expansion efforts.

ASSET QUALITY

Asset quality has continued to improve, resulting in a reduction in provisions for loan losses to $27,000 for the six months ended June 30, 1996 as compared to $135,000 for the same period one year ago. For the six months ended June 30, 1996, Franklin recognized net loan recoveries of $302,000, as Franklin received payments from loans charged-off in prior years. At June 30, 1996, the allowance for loan losses represented 1.94% of total loans as compared to 1.90% at December 31, 1995.

Non-performing assets decreased to $565,000 at June 30, 1996 from $1.3 million at June 30, 1995, representing only 0.29% of total loans on June 30, 1996 as compared to 0.77% of total loans on June 30, 1995. This represents a significant improvement from December 31, 1995 when non-performing assets totaled $1.6 million or 0.88% of total loans. The allowance for loan losses as a percentage of non-performing assets increased from 216% on December 31, 1995 to 668% on June 30, 1996. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

PART II - OTHER INFORMATION

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRANKLIN BANCORPORATION, INC.



  August 8, 1996                        Robert P. Pincus
- -----------------                       -------------------------------------
      Date                              Robert P. Pincus
                                        President and Chief Executive Officer


  August 8, 1996                        Diane M. Begg
- -----------------                       -------------------------------------
      Date                              Diane M. Begg
                                        Senior Vice President and Chief
                                         Financial Officer