Form 10-Q
period 1996-09-30
FRANKLIN BANCORPORATION INC
filed 1996-11-14
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 0 - 20880
                         Filing Date: November 14, 1996

--------------------------------------------------------------------------------

                         FRANKLIN BANCORPORATION, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        52 - 1632361
---------------------------------               -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer identification
 incorporation or organization)                  Number)

     1722 EYE STREET, N.W.
     WASHINGTON, D.C.  20006                             (202) 429 - 9888
---------------------------------               -------------------------------
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

                                        YES (X)          NO ( )

The total number of shares of the Registrant's common stock, par value $0.10 per share, outstanding as of Novemer 8, 1996 was 6,360,144.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                               September 30, 1996

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                             PAGE
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Income............................   3
         (b) Consolidated Statements of Financial Condition...............   4
         (c) Consolidated Statements of Cash Flows........................   5
         Notes to Consolidated Financial Statements.......................   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   9




PART II.  OTHER INFORMATION...............................................  13

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
(a) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ------------------------         ------------------------
                                                             1996             1995              1996          1995
                                                             ----             ----              ----          ----
INTEREST INCOME:
----------------
Interest and fees on loans                                  $4,880           $4,081           $13,718       $11,110
Interest and dividends on securities                         2,243            1,532             5,773         4,645
Interest on federal funds sold and securities
 purchased under resale agreements                             834              221             1,682           582
                                                            -------          -------          --------      --------
   Total interest income                                     7,957            5,834            21,173        16,337
                                                            -------          -------          --------      --------

INTEREST EXPENSE:
-----------------
Interest on deposits                                         2,115            1,826             6,235         4,963
Interest on securities sold under
 repurchase agreements                                         824              253             1,671           904
                                                            -------          -------          --------      --------

   Total interest expense                                    2,939            2,079             7,906         5,867
                                                            -------          -------          --------      --------

   Net interest income                                       5,018            3,755            13,267        10,470

Provision for loan losses                                    -----               46                27           181
                                                            -------          -------          --------      --------

Net interest income after provision
 for loan losses                                             5,018            3,709            13,240        10,289
                                                            -------          -------          --------      --------

NON-INTEREST INCOME:
--------------------
Service charges on deposits                                    276              267               767           727
Other fee income                                               161              152               418           318
Gains on sales of securities, net                            -----               46                31            54
                                                            -------          -------          --------      --------

   Total non-interest income                                   437              465             1,216         1,099
                                                            -------          -------          --------      --------

NON-INTEREST EXPENSE:
---------------------
Compensation and employee benefits                           1,736            1,307             4,796         3,553
Occupancy expense                                              475              332             1,257           865
Goodwill amortization                                           37               51               129           126
Other                                                        1,359              908             3,097         2,551
                                                            -------          -------          --------      --------
   Total non-interest expense                                3,607            2,598             9,279         7,095
                                                            -------          -------          --------      --------

Income before income tax expense                             1,848            1,576             5,177         4,293

Income tax expense                                             627              614             1,940         1,757
                                                            -------          -------          --------      --------

NET INCOME                                                  $1,221           $  962           $ 3,237       $ 2,536
                                                            =======          =======          ========      ========

PRIMARY EARNINGS PER SHARE:(1)
------------------------------
Net Income                                                  $ 0.18           $ 0.15           $  0.49       $  0.41

FULLY DILUTED EARNINGS PER SHARE (1)
------------------------------------
Net Income                                                  $ 0.18           $ 0.15           $  0.49       $  0.40


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(b)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except per share data)

                                                                     UNAUDITED
                                                                   SEPTEMBER 30,              DECEMBER 31,
ASSETS                                                                  1996                     1995
------                                                              ------------              -----------
Cash and due from banks                                              $ 27,934                 $ 21,811
Federal funds sold and securities purchased
 under resale agreements                                               48,000                   47,875

Securities available-for-sale                                          90,169                   44,867
Securities held-to-maturity                                            65,107                   64,273
                                                                    ----------                ---------

   Securities                                                         155,276                  109,140

Loans, net of unearned income                                         207,626                  181,650
 Less: allowance for loan losses                                       (4,014)                  (3,443)
                                                                    ----------                ---------

   Loans, net                                                         203,612                  178,207

Premises and equipment, net                                             2,522                    2,334
Goodwill, net                                                           1,147                    2,072
Accrued interest receivable                                             2,936                    2,316
Other assets                                                            3,988                    3,276
                                                                    ----------                ---------

TOTAL ASSETS                                                         $445,415                 $367,031
                                                                    ==========                =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES:
------------
Non-interest bearing deposits                                        $124,641                 $ 90,454
Interest bearing deposits                                             217,378                  211,981
                                                                    ----------                ---------

   Total deposits                                                     342,019                  302,435

Federal funds purchased and securities
 sold under repurchase agreements                                      70,733                   35,869
Accrued interest payable                                                  873                      903
Other liabilities                                                       2,483                    1,439
                                                                    ----------                ---------

   Total liabilities                                                  416,108                  340,646
                                                                    ----------                ---------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,347,107 and 6,283,057
 shares issued and outstanding, respectively                              635                      628
Capital surplus                                                        19,903                   19,649
Retained earnings                                                       9,202                    5,965
Unrealized (loss) gain on securities
 available-for-sale                                                      (433)                     143
                                                                    ----------                ---------

   Total stockholders' equity                                          29,307                   26,385
                                                                    ----------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $445,415                 $367,031
                                                                    ==========                =========


The accompanying condensed notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows (Unaudited)
    (Dollars in thousands)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             -----------------
                                                                        1996                     1995
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                           $  3,237                   $ 2,536
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                  27                       181
Depreciation and amortization                                             647                       560
Gains on sales of securities, net                                         (31)                      (54)
Change in deferred tax valuation allowance                               (233)                   ------
Change in accrued interest receivable and
 other assets                                                              87                      (865)
Change in accrued interest payable and other
 liabilities                                                            1,014                       695
                                                                    ----------                ----------

Net cash provided by operating activities                               4,748                     3,053
                                                                    ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of securities held-to-maturity                               (9,315)                  ------
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                         8,531                     2,588
Purchases of securities available-for-sale                            (67,122)                   (4,075)
Proceeds from sales of securities available-for-sale                    7,018                     4,430
Proceeds from maturities/principal paydowns
 of securities available-for-sale                                      13,894                     4,389
Net increase in loans receivable                                      (25,432)                  (16,840)
Cash provided by merger                                              --------                     2,495
Additions to premises and equipment, net                                 (783)                     (593)
                                                                    -----------               -----------

Net cash used in investing activities                                 (73,209)                   (7,606)
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase in deposits                                               39,584                    (2,619)
Net change in federal funds purchased and securities
 sold under repurchase agreements                                      34,864                     1,887
Proceeds from issuance of common stock                                    261                        45
                                                                    ----------                ----------

Net cash provided by/(used in) financing activities                    74,709                      (687)
                                                                    ----------                ----------

Net increase (decrease) in cash and cash equivalents                    6,248                    (5,240)

Cash and cash equivalents at beginning
 of period                                                             69,686                    28,045
                                                                    ----------                ----------

Cash and cash equivalents at end of period                           $ 75,934                   $22,805
                                                                    ==========                ==========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1996 (unaudited) (in thousands)


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

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                                      September 30, 1996               December 31, 1995
                                                      ------------------               -----------------
                                                   Amortized         Market          Amortized        Market
SECURITIES AVAILABLE-FOR-SALE                        Cost            Value             Cost           Value
-----------------------------                      ---------        -------          ---------       -------
U.S. treasury securities                           $20,696          $20,708          $ 9,418         $ 9,454
U.S. government agencies                            59,743           59,336           20,576          20,843
Step-up and structured notes                         5,923            5,632            9,893           9,757
Mortgage-backed securities                           2,717            2,615            3,100           3,164
Equity securities                                    1,878            1,878            1,649           1,649
                                                   --------         --------         --------        --------

Total                                              $90,957          $90,169          $44,636         $44,867
                                                   ========         ========         ========        ========


                                                      September 30, 1996                 December 31, 1995
                                                      ------------------                 -----------------
                                                   Amortized         Market          Amortized        Market
SECURITIES HELD-TO-MATURITY                          Cost            Value             Cost           Value
---------------------------                        ---------        -------          ---------       -------
U.S. treasury securities                           $15,971          $15,727          $21,408         $21,339
U.S. government agencies                             6,991            6,937            1,988           1,984
Mortgage-backed securities                          37,830           36,101           40,877          40,046
Municipal securities                                 4,315            4,303           ------          ------
                                                   --------         --------         --------        --------

Total                                              $65,107          $63,068          $64,273         $63,369
                                                   ========         ========         ========        ========

3.  Loans.

    Major categories of loans are as follows:

                                                          September 30,    December 31,
                                                              1996             1995
                                                          ------------      -----------
Real Estate
   Commercial                                               $ 39,483         $ 26,818
   Construction and development                               14,039            9,394
   Residential mortgage                                       16,008           20,638
                                                            ---------        ---------

         Total Real Estate                                    69,530           56,850
                                                            ---------        ---------

Commercial and Industrial                                    125,196          111,110

Consumer
   Consumer                                                    9,780           11,279
   Home equity                                                 3,533            2,804
                                                            ---------        ---------

         Total Consumer                                       13,313           14,083

Total                                                        208,039          182,043
                                                            ---------        ---------

Unearned income                                                 (413)            (393)
                                                            ---------        ---------

Loans, net of unearned income                               $207,626         $181,650
                                                            ---------        ---------


At September 30, 1996, impaired loans totaled $841,000 with a corresponding valuation allowance of $207,000. Primarily all of the loans deemed to be impaired are commercial loans. Included in impaired loans is one loan of $117,000 which has been restructured.

For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $786,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $63,000 would have been recorded during the first nine months of 1996.
Franklin recognized $10,000 in interest on impaired loans during the first nine months of 1996.

At September 30, 1996, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. Loans 90 days or more past due which were still accruing interest totaled $80,000.

Changes in the allowance for loan losses for the nine months ended September 30, 1996 are as follows:

Balance, January 1                                                   $3,443

Charge-offs:
   Real Estate                                                          (55)
   Commercial                                                          (125)
   Consumer                                                             (93)
                                                                    ---------

Total                                                                  (273)
                                                                    ---------

Recoveries:
   Real Estate                                                           91
   Commercial                                                           718
   Consumer                                                               8
                                                                    --------

Total                                                                   817
                                                                    --------

Net recoveries                                                          544

Provision for loan losses                                                27

Balance, September 30                                                $4,014
                                                                    ========

Net charge-offs to average loans                                    (0.29)%


Franklin National Bank,in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:



Balance, January 1, 1996                           $  9,319
   New loans                                          4,291
   Repayments                                        (4,127)
                                                   ---------

Balance, September 30, 1996                        $  9,483
                                                   =========

There were no loans to directors, officers or related parties that were impaired as of September 30,1996.

4.  Time deposits, including IRA's, are as follows:

                                          September 30,             December 31,
                                              1996                      1995
                                          -------------             ------------
Certificates less than $100,000               $14,527                  $13,158
Certificates of $100,000 or more               66,164                   64,786


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL SUMMARY

Net income for the nine months ended September 30, 1996, increased by 28% to $3.24 million or $0.49 per share compared to $2.54 million or $0.41 per share for the same period in 1995. Returns on average assets and average equity for the first nine months of 1996 were 1.12% and 15.71%, respectively, compared to 1.20% and 14.79% for the same period in 1995.

Net income for the quarter ended September 30, 1996 increased by 27% to $1.22 million or $0.18 per share compared to $962,000 or $0.15 per share for the third quarter of 1995. Returns on average assets and average equity for the third quarter of 1996 were 1.11% and 17.17%, respectively, compared to 1.39% and 15.39% for the same period in 1995.

Contributing to the increase in earnings for the first nine months of 1996 were improvements in net interest income, reductions in loan loss provisions, growth in service charges and other fees and the effect of the merger with The George Washington Banking Corporation. As the merger was effective at the close of business on March 31, 1995, the earnings of the resulting bank, Franklin National Bank of Virginia, have been fully consolidated into Franklin's 1996 earnings. The earnings improvement was partially offset by increases in compensation and occupancy expenses as Franklin expanded its branch network from 4 to 9 branches.

Effective August 19, 1996, Franklin completed the merger and consolidation of its two banks, Franklin National Bank of Washington, D.C. and Franklin National Bank of Virginia into Franklin National Bank. As a result of the consolidation, the deferred tax valuation allowance established against Franklin National Bank of Virginia's net operating losses of approximately $1 million was reversed resulting in the elimination of the goodwill associated with the purchase of approximately $800,000 and recognition of an income tax credit of approximately $200,000. The consolidation will result in service efficiencies for Franklin customers as well as operational efficiencies for Franklin.

Franklin continued to experience significant growth as total assets increased to $445.4 million at September 30, 1996 compared to $367 million at December 31, 1995 representing an increase of $78.4 million or 21%. Loan demand continued to improve as loans, net of unearned income, increased by $25.9 million to $207.6 million at September 30, 1996 compared to $181.7 million at year-end 1995. However, as deposit growth has exceeded loan growth, investments in securities increased. Total securities were $155.3 million as of September 30, 1996, an increase of $46.2 million, or 42%, over total securities of $109.1 million at December 31, 1995. Total deposits and customer repurchase agreements were $412.8 million at September 30, 1996 compared to $338.3 million at December 31, 1995, representing an increase of 22%. Franklin's deposit mix at September 30, 1996 included $124.6 million in non-interest bearing deposits, representing 36% of total deposits.

Shareholders' equity at September 30, 1996 totaled $29.3 million compared to $26.4 million at December 31, 1995. Book value per share of common stock on September 30, 1996 was $4.62 per share compared to $4.20 per share at December 31, 1995. The increase in equity was primarily attributable to the retention of earnings.

EARNINGS ANALYSIS

Net interest income
Net interest income is Franklin's primary source of earnings and represents the difference between interest and fees earned on earnings assets and the interest paid on deposits and other interest bearing liabilities. Net interest income totaled $13.3 million for the first nine months of 1996 compared to $10.5 million for the same period of 1995, an increase of 27%. The improvements in net interest income were primarily attributable to a higher volume of earning assets and secondarily to the merger. Average earning assets increased 32% to $362.1 million for the nine months ended September 30, 1996 as compared to $274.4 million for the nine months ended September 30, 1995. Of that growth, 43% occurred in Franklin's loan portfolio, its highest yielding asset. The merger added $18.7 million in new loans.

Total interest income increased $4.9 million, or 30%, to $21.2 million for the first nine months of 1996 as compared to $16.3 million for the same period of 1995, with 53%, or $2.6 million, of that increase occurring in interest and fees on loans. Interest expense increased $2.0 million, or 34%, to $7.9 million for the first nine months of 1996 as compared to $5.9 million for the same period of 1995. The increase is primarily due to volume increases in average interest bearing liabilities which grew 33% to $263 million for the nine months ended September 30, 1996 as compared to $198.4 million for the same period in 1995.

As a result of prime rate decreases, which impact Franklin's adjustable rate loan portfolio, and competitive market pressures on deposit rates, Franklin's net interest margin declined to 4.89% for the nine months ended September 30, 1996 as compared to 5.24% for the same period one year ago. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, to sustain and improve its margin.

For the quarter ended September 30, 1996, net interest income totaled $5.0 million as compared to $3.8 million for the third quarter of 1995, an increase of 32%. The rate of increase improved in the third quarter as Franklin benefited from a large, short-term, non-interest bearing deposit account which was invested in short-term federal funds and government securities. That account will be substantially withdrawn by the end of October. Loan portfolio growth for the third quarter of 1996 was $13.1 million, or 7%, while interest bearing liabilities grew $27.8 million, or 11%. Excess funds have been placed in the securities portfolio and in short-term investments, at resulting lower yields, to provide the liquidity to fund future loan demand. The growth in the securities portfolio, of approximately $15 million during the third quarter, occurred primarily in the available-for-sale portfolio with purchases of U.S. Treasury and agency securities. Total interest income increased $2.1 million, or 36%, to $7.9 million for the third quarter of 1996 as compared to $5.8 million for the third quarter of 1995. Interest and fees on loans represented $799,000, or 38% of that increase. Interest expense for the third quarter of 1996 increased by 41%, or $860,000, from $2 million for the quarter ended September 30, 1995 to $2.9 million for the current quarter.

Non-interest income
Non-interest income, excluding securities gains, increased $140,000, or 13%, from $1.0 million for the nine months ending September 30, 1995 to $1.2 million for the same period ending September 30, 1996. The increases are a result of management's on-going review of its fee structure for services provided to its customers, as well as the continued expansion of its commercial deposit product offerings, such as cash management and payroll processing services.

Non-interest expense
Total non-interest expense of $9.3 million for the nine months ended September 30, 1996 increased $2.2 million, or 31%, compared to $7.1 million for the same period in 1995. The components of this increase were as follows: compensation and employee benefits $1.2 million, or 57% of the increase, occupancy expense $392,000, or 18%, and other operating expense $549,000, or 25%. The increases in all expense categories over 1995 levels are primarily due to Franklin's geographic expansion efforts which included the Virginia bank merger, three branch openings in the District of Columbia, one branch opening in Tysons, Virginia and one branch opening in Bethesda, Maryland. For the third quarter of 1996, non-interest expense increased 38% over third quarter 1995 from $2.6 million to $3.6 million primarily due to expansion efforts.


ASSET QUALITY

Asset quality has continued to improve, resulting in a reduction in provisions for loan losses to $27,000 for the nine months ended September 30, 1996 as compared to $181,000 for the same period one year ago. For the nine months ended September 30, 1996, Franklin recognized net loan recoveries of $544,000, as Franklin received payments from loans charged-off in prior years. At September 30, 1996, the allowance for loan losses represented 1.93% of total loans as compared to 1.90% at December 31, 1995.

Non-performing assets decreased to $841,000 at September 30, 1996 from $1.4 million at September 30, 1995, representing only 0.40% of total loans on September 30, 1996 as compared to 0.90% of total loans on September 30, 1995. This represents a significant improvement from December 31, 1995 when non-performing assets totaled $1.6 million or 0.88% of total loans. The allowance for loan losses as a percentage of non-performing assets increased from 216% on December 31, 1995 to 477% on September 30, 1996. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRANKLIN BANCORPORATION, INC.



 November 8, 1996                       Robert P. Pincus
------------------                      -------------------------------------
      Date                              Robert P. Pincus
                                        President and Chief Executive Officer


 November 8, 1996                       Diane M. Begg
------------------                      -------------------------------------
      Date                              Diane M. Begg
                                        Senior Vice President and Chief
                                         Financial Officer