Form 10-K
period 1996-12-31
FRANKLIN BANCORPORATION INC
filed 1997-03-28
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                         Commission file number 0-20880
--------------------------------------------------------------------------------

                         FRANKLIN BANCORPORATION, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            52-1632361
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1722 I (Eye) Street, N.W., Washington, D.C.                        20006
-------------------------------------------                        -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (202) 429-9888
                                                     --------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered under section 12(g) of the Act:

                         Common stock, par value $0.10
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value as of February 28, 1997 of voting stock held by non-affiliates of the registrant was $77,446,847. The number of shares outstanding of the registrant's common stock, par value $0.10, was 6,487,694 shares as of February 28, 1997.


DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled for May 28, 1997 are incorporated by reference in Part III of this report.

                              TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                     Page
                                                                                                     ----
                                        PART I

Item 1 - Business                                                                                      3
Item 2 - Properties                                                                                    9
Item 3 - Legal Proceedings                                                                             9
Item 4 - Submission of Matters to a Vote of Security  Holders                                          9

                                        PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters                    10
Item 6 - Selected Consolidated Financial Data                                                         11
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations        11
Item 8 - Financial Statements and Supplementary Data                                                   28
         Consolidated Statements of Financial Condition
         Consolidated Statements of Income
         Consolidated Statements of Changes in Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         59

                                        PART III

Item 10 - Directors and Executive Officers of the Registrant (1)                                        59
Item 11 - Executive Compensation (1)                                                                  59
Item 12 - Security Ownership of Certain Beneficial Owners and Management (1)                          59
Item 13 - Certain Relationships and Related Transactions (1)                                          59

                                        PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            59




Signatures                                                                                            62




(1) Incorporated by reference to portions of the Registrant's Proxy Statement.

                                     PART I

ITEM 1 - BUSINESS

         Franklin Bancorporation, Inc. ("Franklin") is a Delaware corporation incorporated on October 31, 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1996, Franklin had consolidated total assets of $498 million, total deposits of $363 million and total stockholders' equity of $32 million. Franklin is headquartered in Washington, D.C. and owns all of the outstanding stock of its sole subsidiary, Franklin National Bank of Washington, D.C. (the "Bank").

         The Bank is a national banking association chartered under the laws of the United States. It was incorporated in 1983 as National Enterprise Bank, became First Interstate Bank of Washington, D.C. in 1987 under a franchise agreement and was acquired by Franklin in 1989, changing its name to Franklin National Bank of Washington, D.C. at that time.

         In April, 1995, Franklin acquired The George Washington Banking Corporation ("GWBC"), the holding company of The George Washington National Bank of Alexandria, Virginia, which was re-named Franklin National Bank of Virginia. In August, 1996, Franklin received regulatory approval to merge Franklin National Bank of Virginia with and into Franklin National Bank of Washington, D.C.

MARKET AREA

         The Bank was formed to service the financial needs of the small to medium sized businesses and professionals in the metropolitan Washington D. C. community while providing a limited array of quality services to consumers within its primary service area.

         The Bank's primary service area includes the District of Columbia and suburban Virginia and Maryland, with a focus on the cities of Arlington and Alexandria and portions of Fairfax and Montgomery Counties.

         The Bank operates nine full service branch offices; six in the District of Columbia, two in Northern Virginia and one in Bethesda, Maryland. The Bank offers six 24-hour automated teller machines ("ATMs") which are linked with other automated teller machines regionally through MOST and nationally through PLUS and CIRRUS. The Bank also offers 24-hour telephone banking, with inquiry and transfer capabilities.

BANKING SERVICES

         The Bank provides a wide variety of commercial banking services to its commercial customers. In the commercial lending area, the Bank offers short and medium term loans, including lines of credit, inventory and accounts receivable financing and real estate loans. The Bank also provides Small Business Administration ("SBA") loans when applicable. In addition, the Bank makes loans designed to assist in the development of economically disadvantaged and under-served neighborhoods in the District of Columbia, Northern Virginia and portions of southern Maryland. In the commercial depository area, the Bank offers business checking accounts, tiered money market accounts, certificates of deposit and customer repurchase agreements. Cash management services are offered which include sweep accounts, balance reporting, account reconciliation, wire transfers, payroll processing, credit card depository and Automated Clearing House origination.

         The Bank also offers a range of consumer banking services as an accommodation to its existing customers, including checking accounts, savings and certificates of deposit programs, Individual Retirement Accounts, lending services including auto and other installment and term loans, overdraft lines of credit, sales of travelers' checks, safe deposit box rentals, night depository and ATM services. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to prescribed limits and the Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of Atlanta.

         In 1996, the Bank opened an International Private Banking department providing products and services to support the needs of individuals from foreign countries and those in the metropolitan Washington area who frequently travel internationally. Products offered include depository accounts, direct loans and letters of credit. In conjunction with this department, the Bank offers foreign currency exchange services facilitating the buying and selling of foreign currencies and drafts and negotiating foreign transfers to and from most countries.

LENDING ACTIVITIES

         The Bank's loan portfolio is distributed into several categories, each with different risk factors and underwriting criteria. As of December 31, 1996, the portfolio distribution was real estate loans, 34%; commercial loans, 60%; and consumer loans, 6% (including home equity loans). The following discussion briefly outlines the risk and underwriting criteria that the Bank uses to evaluate the individual portfolios.

         Real Estate Loans: The Bank's underwriting criteria is such that very few speculative properties have been underwritten. Also, because of the Bank's size, real estate loans involve smaller properties, with loan size generally between $300 thousand and $3 million. Tenants and rent rolls are analyzed, and loan amortizations range from 7 years to 20 years. These loans generally carry personal guarantees of individuals whose ability to support the loan, if needed, have been evaluated. The types of real estate in this portfolio are small office buildings, retail shopping centers, and multi-family residential properties; and, in a few cases, warehouse/industrial properties and hotels. The Bank also finances a limited number of residential construction projects. Only a few projects are funded at any one time, starts ahead of sales are severely restricted, and in some cases pre-sold units are required. The borrowers are well-known and experienced, with low loan-to-value ratios.

         Commercial Loans: This category comprises the bulk of the Bank's loan portfolio, reflecting its market niche among small businesses and professionals. The loans are to a variety of firms operating in the metropolitan area. Collateral typically consists of accounts receivable, inventory and equipment; in many instances it is supplemented by junior liens on residences of the principals.

         The Bank's underwriting criteria generally require full amortization in the 3 to 7 year range; adequate business and personal collateral to support the credit; minimal lending to start-up operations; lending primarily to established and experienced business people, many of whom have a long and satisfactory banking history; lending only to companies within the metropolitan Washington area where borrowers can be monitored; and requiring personal guarantees and secondary sources of repayment in virtually all relationships. Unsecured lending is controlled and limited to the most creditworthy borrowers.

         Consumer Loans: Home equity loans constitute a small percentage of the Bank's loan portfolio. These loans are secured by first or second trusts on the borrower's primary residence. Home equity loans are offered to existing customers, but since the Bank does not specialize in consumer lending, this is not likely to be a major product segment. Similarly, since the Bank is not a long-term residential mortgage lender, there are a limited number of first trust mortgages. These tend to be short amortization and balloon maturity loans to customers wishing to fully retire the debt in a shorter time frame. There also are a number of mortgages generated as part of the Bank's Community Reinvestment Act ("CRA") initiatives. Consumer loans are a small segment of the lending activities and include auto loans, debt consolidation, and overdraft protection.

         Risk of Non-Payment: The risk of non-payment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on professionals, small to medium-sized businesses, trade associations, and nonprofit organizations theoretically could result in the assumption by the Bank of certain risks that are somewhat greater than those associated with loans to larger business entities which may have more resources or assets available and whose liquidity may be greater. However, management believes that the theoretical possibility of such risks is more than offset by the greater diversity of borrowers resulting from a lower average loan amount per borrower and the Bank's loan underwriting procedures. While management attempts to minimize the credit risk exposure through loan application evaluation and approval and monitoring procedures, there can be no assurance that such procedures can significantly reduce such lending risks. Franklin's gross loans outstanding increased from $182 million at December 31, 1995 to $233 million at December 31, 1996, an increase of $51 million, or 28%. Management believes that the risks associated with the small business segment of the market are offset by a higher asset quality resulting from the underwriting, approval, and monitoring procedures put into place over the past five years. Management believes that, based on existing information, the allowance for possible loan losses of $3.8 million as of December 31, 1996, is sufficient to provide for losses which may be sustained on the current loan portfolio. Management believes that, through its specific reserves and its general portfolio allocations, the current loan portfolio has adequate reserves.

COMPETITION

         The market for banking and bank-related services, particularly within Franklin's service area of greater metropolitan Washington, D.C., is highly competitive. The Bank competes for deposits and loans with other providers of financial services such as commercial and savings banks, credit unions, money market and other mutual fund providers and other financial institutions. Numerous mergers and acquisitions involving Washington, D.C., Virginia and Maryland banks have recently occurred, intensifying competition in Franklin's geographic market. Many of the Bank's competitors possess greater financial resources or have significantly higher lending limits.

         Interstate banking laws enacted in 1994 added to the competitive pressure. Federal law now provides that: (1) effective September, 1995, bank holding companies are permitted, subject to certain conditions, to acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; and (2) effective June 1, 1997, sooner if both states opt-in to interstate branching, banks will be permitted to merge across state lines provided neither state has opted-out of interstate branching. Maryland and Virginia opted-in to allow mergers across state lines and legislation in the District of Columbia is still pending.

         The Bank competes by focusing on a defined segment of the market, small to mid-size local businesses, and providing high quality service that meets or exceeds our customers' expectations.

SUPERVISION AND REGULATION

         The information contained in this section summarizes portions of the applicable laws and regulations governing the supervision and regulation of Franklin and the Bank. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statues and regulations described.

Bank Holding Company Regulations

         Franklin, as a bank holding company registered under the Bank Holding Company Act (the "BHCA"), is required to file with the Federal Reserve Board ("FRB") quarterly and annual reports, and such additional information as the FRB may require, and is subject to regular examinations by the staff of the FRB of Richmond.

         The BHCA requires that a bank holding company obtain the prior approval of the FRB before it may merge or consolidate with any other bank holding company, or acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting shares of such bank.

         The BHCA also generally prohibits a bank holding company from engaging in, or from acquiring direct or indirect control of voting shares of any company engaged in activities other than banking and the management of banking organizations, and any non-banking activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the FRB is generally required prior to engaging in permissible non-banking activities.

The Bank

         As a national bank chartered under the laws of the United States, the Bank is a member of the Federal Reserve System and is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board of Governors. The Bank is subject to regulation, supervision and regular examination by its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices and other aspects of the Bank's operations are subject to regulation. The approval of the appropriate bank regulatory agency is required for the establishment of additional branch offices by the Bank.

         The deposits of the Bank are insured by the FDIC. Some of the aspects of the lending and deposit business of the Bank which are subject to regulation by the FRB or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws which set forth specific restrictions and requirements with respect to extensions of credit, credit practices, disclosure of credit terms and discrimination in credit transactions.

         The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Franklin, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by the Bank to Franklin are limited in amount to 10% of the Bank's capital and surplus and, with respect to Franklin, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

         As a consequence of the extensive regulation of the commercial banking industry, the business of the Bank is particularly susceptible to changes in Federal and state legislation and regulations which may increase the cost of doing business.

DIVIDENDS

         Franklin is a legal entity separate from the Bank. Various federal laws and regulations limit the amount of dividends the Bank can pay to Franklin without regulatory approval.

         The approval of the OCC is required for any dividend by a national bank if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. In addition, the "prompt corrective action" provisions of FDICIA (see discussion entitled "FDIC Improvement Act" below) prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized."

         The FRB and OCC have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Bank could pay dividends to Franklin as of December 31, 1996, however, to date, no dividends have been paid to or by Franklin to ensure the availability of adequate capital for future expansion.

FDIC IMPROVEMENT ACT

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. The following is a brief summary of certain provisions of FDICIA.

         Pursuant to FDICIA, the FRB, the OCC and the FDIC have adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution is placed in one of the following capital categories: (1) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (2) adequately capitalized (a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%); (3) undercapitalized (a total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a leverage ratio under 4%); (4) significantly undercapitalized (a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and
(5) critically undercapitalized (a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines: (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. All institutions are generally prohibited from declaring a dividend, making any other capital distribution or paying a management fee to a controlling person, if such payment would cause the institution to become undercapitalized. As of December 31, 1996, the Bank met the requirements of a "well-capitalized" institution.

         The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, (1) an undercapitalized institution is prohibited from accepting, renewing or rolling over brokered deposits, (2) an adequately capitalized institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (3) a well capitalized institution may accept, renew or roll over brokered deposits without restrictions. In addition, both undercapitalized and adequately capitalized institutions are subject to restrictions on the rates of interest they may pay on any deposits.

         The FDIC has also issued regulations implementing, effective for the semi-annual assessment period which commenced January 1, 1993, a system of risk-based FDIC insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification is assessed premiums per $100 of domestic deposits. The FDIC originally set premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits and lowered the range to 4 basis points to 23 basis points effective June 30, 1995. Effective January 1, 1996, the FDIC further reduced premiums to 0 basis points to 27 basis points per $100 of deposits with a minimum assessment payment for a 6 month period of $1,000 per institution. The Bank carries the lowest risk rating and therefore benefitted from the reduced premium assessments in 1996.

         For the first six months of 1997, the FDIC is maintaining the premium ranges in effect during 1996 and eliminating the minimum assessment payment. The Deposit Insurance Funds Act of 1996 authorizes the Financing Corporation
(FIC0) to levy assessments on BIF-assessable deposits. The FICO premium assessment is not based on the FDIC risk classification. For the first six months of 1997, the FICO premium assessment is 1.296 basis points per $100 of domestic deposits. This additional assessment will not have a material effect on Franklin's results of operations.

MONETARY POLICY

         The Bank and therefore Franklin is affected by monetary policies of regulatory authorities, including the FRB, which regulate the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Franklin cannot be predicted.

EMPLOYEES

         As of December 31, 1996, the Bank employed 131 full-time equivalent employees. Management of the Bank considers relations with its employees to be satisfactory.

ITEM 2 - PROPERTIES

         The principal office of Franklin and the Bank is located at 1722 I
(Eye) Street, N.W., Washington, D.C. The Bank leases the space occupied at this location, as well as the space for the Bank's administrative offices and five additional branches located in the District of Columbia. The Bank also leases the space for the branches located in Alexandria and Tysons Corner, Virginia and Bethesda, Maryland. The Bank's internal Operations, Accounting, Credit Administration and Audit departments are housed at Franklin's principal
office in the District of Columbia.   Additional information regarding the
Bank's operating leases can be found in Note 12 to the consolidated financial statements.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material legal proceedings pending against Franklin or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of 1996.

                                    PART II


ITEM 5 -         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

         Franklin's common stock trades on The Nasdaq SmallCap Market Tier of The Nasdaq Stock Market under the symbol FNBC. As of February 28, 1997, there were approximately 550 registered holders of the common stock.

         The high and low sales price for Franklin's common stock traded during the last two years were as follows:

         Sales Prices - 1996                High               Low
         -------------------                ----               ---
         Fourth Quarter                    $10.750          $7.750
         Third Quarter                       8.125           7.125
         Second Quarter                      8.375           7.500
         First Quarter                       8.250           7.500

         Sales Prices - 1995                 High              Low
         -------------------                 ----              ---
         Fourth Quarter                    $8.125           $6.625
         Third Quarter                      6.875            5.375
         Second Quarter                     6.500            5.125
         First Quarter                      5.500            4.375


         Franklin has not paid any dividends to date. The current policy of management and the Board of Directors is to retain earnings to finance future growth. Any future payment of dividends will depend upon Franklin's earnings, operating and financial condition, growth and capital needs and regulatory requirements and general business conditions.

         While Franklin has never declared a dividend and has no current plans to declare a dividend in the near term, it is Franklin's policy to review this matter on an ongoing basis.

Recent Sales of Unregistered Securities

         On December 27, 1996, Franklin completed a private placement of 125,000 shares of Common Stock to Rock Creek Corporation, a Delaware corporation (the "Private Placement"). The Common Stock issued in the Private Placement was sold at $8.00 per share for aggregate gross proceeds of $1,000,000. The Common Stock issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The Private Placement did not involve the use of an underwriter and no commissions were paid in connection with such sale.

        On January 31, 1996, pursuant to the Nondiscretionary Stock Option Plan, Franklin granted options to purchase up to 10,000 shares of Common Stock to certain members of the Board of Directors of Franklin (the "Director's Grants"). The options issued in the Director's Grants were granted at an exercise price of $7.813 and may be exercised, in whole or in part, by the recipient of the grant at any time prior to the earliest of (i) ten years after the date of the grant, (ii) three months after the death of the recipient, by the recipient's estate, (iii) upon the merger or consolidation of Franklin whereby there is a change of ownership of more than 50% of Franklin's voting securities, (iv) a transaction or series of transactions resulting in the acquisition of a majority of the outstanding shares of Common Stock, (v) a transfer of all or substantially all of the assets of Franklin or (vi) a liquidation or dissolution of Franklin. The Director's Grants were exempt from registration under Section 4(2) of the Securities Act. The issuance of such options did not involve the use of an underwriter and no commissions were paid in connection with such grant.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data is derived from the audited financial statements of Franklin. It should be read in conjunction with the detailed information and financial statements of Franklin included elsewhere herein.


(Dollars in thousands, except per share data)                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                        1996         1995         1994         1993        1992
-------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT

Interest income                                      $  29,340     $ 22,464     $ 15,652   $ 12,525     $ 10,615
Interest expense                                        11,050        8,181        5,168      4,245        4,466
-------------------------------------------------------------------------------------------------------------------
Net interest income                                     18,290       14,283       10,484      8,280        6,149
Provision for loan losses                                   27          181          365      1,081        2,002
Non-interest income                                      1,770        1,461        1,050        771          403
Non-interest expense                                    12,652        9,856        7,682      6,910        4,473
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                         7,381        5,707        3,487      1,060           77
Income tax expense (benefit)                             2,858        2,324        1,056       (166)        (175)
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 4,523     $  3,383     $  2,431   $  1,226     $    252
===================================================================================================================
PER SHARE OF COMMON STOCK

Net income                                             $  0.68     $   0.54     $   0.43   $   0.28     $   0.07
Book value                                                4.92         4.20         3.52       3.34         2.94
-------------------------------------------------------------------------------------------------------------------
SELECTED BALANCES

Total assets                                           $497,817    $367,031     $263,995   $231,126     $192,344
Loans, net of unearned income                           232,581     181,650      125,695     91,801       91,262
Securities                                              164,116     109,140      106,602     95,673       63,931
Non-interest bearing deposits                           123,197      90,454       69,415     47,585       45,852
Total deposits                                          363,427     302,435      212,533    167,333      159,285
Interest bearing liabilities                            339,323     247,850      174,094    163,926      133,702
Stockholders' equity                                     31,893      26,385       19,745     18,743       12,347
===================================================================================================================
SELECTED RATIOS

Return on average assets                                  1.12%       1.16%        1.01%      0.60%        0.15%
Return on average equity                                 16.03%      14.36%       12.53%      9.22%        2.33%
Average equity to average assets                          7.00%       8.11%        8.09%      6.47%        6.45%
===================================================================================================================


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of Franklin's financial condition and results of operations as of and for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the Consolidated Financial Statements of Franklin and statistical data presented elsewhere in this report.

OVERVIEW

         Franklin, a bank holding company headquartered in Washington, D.C., currently operates one banking subsidiary, Franklin National Bank of Washington, D.C., which conducts business from nine banking offices in the District of Columbia, Northern Virginia and suburban Maryland. Through the Bank, Franklin offers a full range of commercial banking services to its business and professional customers, as well as a limited array of customary consumer banking services within the greater metropolitan Washington, D.C. community. Services include various types of deposit accounts and instruments; commercial, commercial real estate, SBA and consumer loans; cash management; foreign currency exchange; and access to ATM networks.

MERGER ACTIVITY

         Since the 1995 merger with the George Washington Banking Corporation ("GWBC"), located in Alexandria, Virginia, Franklin has expanded its presence in Northern Virginia with the opening of its Tysons Corner office. In June, 1996, Franklin achieved its goal of having locations in all three jurisdictions in the metropolitan area with the opening of its Bethesda, Maryland branch.
The addition of the Northern Virginia and Maryland locations allow Franklin to more effectively service its existing customers' needs as well as develop new business relationships.

         In August, 1996, Franklin received regulatory approval to merge its two banking subsidiaries, Franklin-DC and Franklin-VA, into Franklin National Bank. This consolidation allows our customers to have all of their banking needs met at any Franklin location within the metropolitan Washington area.

FINANCIAL SUMMARY

         Franklin recorded net income of $4.5 million for the year ended December 31, 1996, compared to $3.4 million for the year ended December 31, 1995. This 34% increase represents Franklin's fifth consecutive year of record earnings. Earnings per share increased 26% to $0.68 per share for 1996, compared to $0.54 per share in 1995. Franklin's return on average assets and return on average equity for 1996 were 1.12% and 16.03% respectively, compared to 1.16% and 14.36% for 1995. The increase in earnings from 1995 to 1996 is primarily the result of significant deposit growth, which allowed Franklin to increase its investments in loans and securities. During 1996, Franklin increased net interest income, reduced the provision for loan losses and grew service charge and fee income. The improvement in earnings was partially offset by increases in employee related expenses, other overhead costs and income tax expenses.

         Total assets at December 31, 1996 were $498 million, an increase of $131 million, or 36%, from 1995 year end assets of $367 million. This increase in total assets occurred almost equally between Franklin's loan and securities portfolios. Loans, net of unearned income, increased $51 million, or 28%, to $233 million at December 31, 1996 from $182 million one year ago. Securities increased $55 million, or 50%, to $164 million at December 31, 1996 from $109 million one year ago.

         This significant increase in total assets was possible due to the outstanding growth in deposits and customer repurchase agreements which increased $124 million, or 37%, to $462 million at December 31, 1996 from $338 million one year ago. Non-interest bearing demand deposits grew $33 million to $123 million at December 31, 1996, a 36% increase over year end 1995. As of December 31, 1996, non-interest bearing deposits represent 27% of total deposits and customer repurchase agreements.

EARNING ASSETS

         Over the last five fiscal years, Franklin has experienced significant growth in average earning assets. During 1996, Franklin's average earning assets grew $103 million, or 37%, to $378 million for the year ended December 31, 1996. This compares to average balances of $275 million and $226 million and growth rates of 22% and 16%, respectively, for the years ended December 31, 1995 and 1994. The average Statements of Condition, along with interest income and expense and related yields and rates, for each of the last three fiscal years are set forth in Table 1.

TABLE 1

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION
INTEREST INCOME/EXPENSE AND YIELDS/RATES

DOLLARS IN THOUSANDS                                                            YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      1996                           1995                         1994
------------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/
ASSETS                                   BALANCES   EXPENSE     RATE     BALANCES   EXPENSE    RATE     BALANCES  EXPENSE    RATE
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS

Commercial loans                         $120,031   $11,328     9.44%   $ 92,620   $ 9,615    10.38%   $ 68,721   $ 5,956    8.67%

Real estate loans                          63,285     6,300     9.96%     45,580     4,840    10.62%     33,050     3,049    9.22%

Consumer loans                             12,736     1,210     9.50%     12,163       853     7.01%      5,887       527    8.96%

Securities available-for-sale*             73,722     4,716     6.40%     41,599     2,657     6.39%     32,817     1,967    5.99%

Securities held-to-maturity                63,508     3,397     5.35%     66,208     3,525     5.32%     69,174     3,468    5.01%

Federal funds sold and securities
with resale agreements                     44,339     2,389     5.39%     16,799       974     5.80%     16,087       685    4.26%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST EARNING ASSETS             377,621   $29,340     7.77%    274,969   $22,464     8.17%    225,736   $15,652    6.93%

Cash and due from banks                    19,232                         12,924                         10,618
Other assets*                              10,893                          8,065                          5,991

Allowance for loan losses                  (3,847)                        (3,218)                        (2,393)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL AVERAGE ASSETS                     $403,899                       $292,740                       $239,952
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES

DEPOSITS

NOW accounts                             $ 28,161   $   614     2.18%   $ 22,446    $  524      2.33%  $ 21,074   $   507    2.41%

Money market accounts                     108,674     3,966     3.65%     81,719     3,016      3.69%    87,842     2,686    3.06%

Savings accounts                            3,658        98     2.69%      3,952       114      2.88%     4,480       119    2.67%

Certificates less than $100,000            15,605       785     5.03%     15,031       798      5.31%     9,517       361    3.80%

Certificates of $100,000 and over          60,961     3,133     5.14%     45,394     2,511      5.53%    22,992       898    3.90%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                            217,059     8,596     3.96%    168,542     6,963      4.13%   145,905     4,571    3.13%
------------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and repurchase
agreements                                 58,040     2,454     4.23%     31,682     1,218      3.85%    22,542       597    2.65%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST BEARING LIABILITIES        275,099    11,050     4.02%    200,224     8,181      4.09%   168,447     5,168    3.07%

Non-interest bearing deposits              97,045                         66,941                         52,005

Other liabilities                           3,258                          1,839                             95

Stockholders' equity*                      28,497                         23,736                         19,405
------------------------------------------------------------------------------------------------------------------------------------


TOTAL AVERAGE LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $403,899                       $292,740                       $239,952
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME/SPREAD                          $18,290     3.75%              $14,283      4.08%             $10,484    3.86%
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST MARGIN ON EARNING ASSETS                           4.84%                           5.19%                        4.64%
------------------------------------------------------------------------------------------------------------------------------------

*excludes adjustments for unrealized gains (losses) on securities available-for-sale

         While Franklin's loan growth in 1996 was significant at 28%, it could not absorb all of the funding provided by Franklin's deposit growth. Franklin's loan portfolio, which represented 55% of average earning assets in 1995, declined to 52% of average earning assets in 1996. Excess funds were added to the securities portfolio and Federal funds sold, Franklin's lower yielding assets, to provide liquidity for future loan growth or deposit customer demand. Accordingly, Franklin's net interest margin declined to 4.84% in 1996 from 5.19% in 1995.

LOANS

         Management monitors the mix of earning assets on a continuous basis in order to react to interest rate movements and to maximize return on earning assets. Management's focus in 1996 was to achieve growth in Franklin's loan portfolio and maintain or improve the credit quality of the portfolio while meeting the credit needs of the local business community. Franklin's loan origination volume increased significantly in 1996; it not only offset loan repayment activity, but also increased average loan balances by $46 million, or 30%, compared to 1995 levels.

         The commercial loan portfolio increased $29 million, or 26%, during 1996, while the commercial real estate loan portfolio, including construction and development loans, experienced the largest rate of growth at 64%, or $23 million. The real estate loan portfolio is Franklin's highest yielding asset at 9.96% for 1996. Table 2 details Franklin's loan portfolio distribution at the end of each of the last five years.

TABLE 2


LOANS

                                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                1996             1995             1994             1993              1992
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
     Commercial                                  $ 44,136          $26,818          $24,255          $ 8,166          $ 6,353
     Construction and development                  15,243            9,394            4,799            4,142            1,868
     Residential mortgage                          18,768           20,638            3,025            1,622            2,445
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                                              78,147           56,850           32,079           13,930           10,666

COMMERCIAL AND INDUSTRIAL                         140,544          111,110           88,759           71,841           73,740

CONSUMER                                           14,326           14,083            5,074            6,131            6,957
------------------------------------------------------------------------------------------------------------------------------------

                                                  233,017          182,043          125,912           91,902           91,363

Unearned income                                      (436)            (393)            (217)            (101)            (101)
------------------------------------------------------------------------------------------------------------------------------------

LOANS, NET OF UNEARNED INCOME                    $232,581         $181,650         $125,695         $ 91,801         $ 91,262
====================================================================================================================================

         In an effort to mitigate the impact of changes in interest rates, management's strategic plan focuses on funding adjustable rate loans. Adjustable rate loans increased $40 million, from $135 million at December 31, 1995 to $175 million at December 31, 1996 while fixed rate loans increased $11 million, from $47 million at December 31, 1995 to $58 million at December 31, 1996. Management's focus during 1996 on originating adjustable rate loans, which comprised 74% of Franklin's total average loan portfolio in 1996, will protect the Bank from being adversely impacted by fluctuating interest rate environments.

         1995 was also a year of significant loan growth for Franklin. Loans outstanding at December 31, 1995 were $182 million, an increase of $56 million,
or 44%, over year end 1994 loan balances of $126 million.   Discounting the
$18.7 million in loans acquired through the merger, loan growth was $37 million, or 30%.

         Management's focus in 1995 was to achieve asset growth through the loan portfolio while meeting the credit needs of Franklin's expanding community. The internal controls, systems and procedures put in place to insure support for growth are continuously monitored and strengthened where necessary. It is on this foundation that management achieved its loan growth in 1995 and 1996. Management intends to continue to enhance and strengthen this foundation to provide the support for future expansion and growth.

SECURITIES

         Franklin purchases securities from time to time to serve as a source of liquidity, to assist in the management of interest rate sensitivity and to augment net interest income. Securities, consisting of U.S. treasuries and agencies and states and political subdivisions, were $164 million at December 31, 1996 compared to $109 million at year end 1995. Securities of states and political subdivisions were added to the portfolio in the latter part of 1996 to alleviate some of the impact of income tax expenses on net earnings.

         The security additions were made primarily in the securities available-for-sale portfolio to insure adequate liquidity for future loan growth. The average maturity of the total securities portfolio increased slightly to 47 months at December 31, 1996 from 41 months at December 31, 1995.

         Franklin maintains a securities available-for-sale portfolio, comprising 59% of total securities as of December 31, 1996, which may be used to meet liquidity or asset/liability management needs. These securities are carried at fair value with unrealized gains or losses, net of tax, recorded as a separate component of stockholders' equity. At December 31, 1996, securities available-for-sale had an aggregate amortized cost of $97.6 million and a fair value of $97.2 million. At December 31, 1995, securities available-for-sale had an aggregate amortized cost of $44.6 million and a fair value of $44.9 million.

         The balance of Franklin's securities have been designated securities held-to-maturity and are recorded at amortized cost which at December 31, 1996 was $67 million with a fair value of $65.4 million. At December 31, 1995, securities held-to-maturity had an aggregate amortized cost of $64.3 million and a fair value of $63.4 million. All securities have fixed maturities, exhibit no permanent impairments and management has the positive intent and ability to continue to hold the securities designated held-to-maturity to their maturity dates.

         Table 4 details the maturities of the portfolios as of December 31, 1996.

LIQUIDITY MANAGEMENT AND FUNDING

         Liquidity is a company's ability to maintain sufficient cash flows to fund operations and meet existing and future obligations, including loan commitments, maturing liabilities and depositors' withdrawals. The asset portion of the balance sheet provides liquidity through Federal funds sold, resale agreements and maturities and repayments of loans and securities. Liability liquidity is provided through Franklin's ability to attract and maintain sufficient deposits and to access available funding markets. Franklin maintains levels of liquidity that it considers adequate to meet its current needs and has structured loan and security maturities to cover projected future needs. Loan and security maturities as of December 31, 1996 are set forth in Tables 3 and 4.

TABLE 3

LOAN MATURITY ANALYSIS
(DOLLARS IN THOUSANDS)


DECEMBER 31, 1996                     WITHIN 1 YEAR     1 - 5 YEARS      AFTER 5 YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Real Estate                              $ 25,736         $ 47,846          $ 4,565         $ 78,147

Commerical                                 73,553           61,841            5,150          140,544

Consumer                                    6,695            7,559               72           14,326
-------------------------------------------------------------------------------------------------------------

TOTAL                                    $105,984         $117,246           $9,787         $233,017
=============================================================================================================


SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
LOANS DUE AFTER ONE YEAR

Fixed interest rate                                       $ 36,993          $ 1,841         $ 38,834
Adjustable interest rate                                    80,253            7,946           88,199
-------------------------------------------------------------------------------------------------------------

TOTAL                                                     $117,246          $ 9,787         $127,033
=============================================================================================================

TABLE 4

SECURITIES MATURITY ANALYSIS


DECEMBER 31, 1996                  WITHIN 1 YEAR          1 - 5 YEARS            5 - 10 YEARS         OVER 10 YEARS
------------------------------------------------------------------------------------------------------------------------

DOLLARS IN THOUSANDS              AMOUNT    YIELD(1)    AMOUNT    YIELD(1)     AMOUNT    YIELD(1)    AMOUNT    YIELD(1)
------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE

U.S. treasury securities          $ 1,000    4.98%      $18,707    6.46%       $     5   8.24%       $------   -----
U.S. government agencies            1,998    6.65%       51,767    6.51%        13,628   6.24%        ------   -----
Step-up and structured notes       ------    -----        5,928    5.62%        ------   -----        ------   -----
Mortgage-backed securities         ------    -----        1,181    5.54%        ------   -----         1,462   6.53%
------------------------------------------------------------------------------------------------------------------------

                                  $ 2,998    6.09%      $77,583    6.41%       $13,633   6.24%       $ 1,462   6.53%

HELD-TO-MATURITY

U.S. treasury securities          $------    -----      $12,975    5.08%       $-----    -----       $------   -----
U.S. government agencies           ------    -----        2,991    5.62%        1,992    6.27%        ------   -----
States and political
 subdivisions(2)                   ------    -----        5,793    6.52%        5,957    6.56%        ------   -----
Mortgage-backed securities         ------    -----       21,541    5.26%        -----    -----        15,707   5.97%
------------------------------------------------------------------------------------------------------------------------

                                  $------    -----      $43,300    5.40%       $7,949    6.49%       $15,707   5.97%
========================================================================================================================

(1) Yields are based on amortized cost
(2) Yields are included on a taxable-equivalent basis using a 34% tax rate


         Franklin's liquidity needs have been met primarily through growth of stable deposit relationships. Franklin's deposit base grew 37% in 1996, with total deposits and customer repurchase agreements at $462 million at December 31, 1996 compared to $338 million one year previously. Franklin experienced a large surge in deposits during December 1996, with total customer deposits increasing by approximately $69 million. That increase accounts for the significant holdings of cash and cash equivalents at year-end of approximately $94 million. Franklin has experienced this type of year-end growth in prior years and management has deemed it prudent to assure sufficient liquidity for withdrawals by investing these funds in short-term investments until the stability of these funds is assured.

         Average customer deposits and customer repurchase agreements have grown steadily over the last three years; from $220 million during 1994, to $267 million during 1995, to $372 million during 1996, exhibiting growth rates of 21% and 39%, respectively. This continued rate of deposit growth has provided the funding for Franklin's asset growth without requiring Franklin to access its available borrowing capabilities. Franklin maintains borrowing lines with the Federal Home Loan Bank of Atlanta and a number of larger regional banking institutions.

         Management attributes Franklin's dramatic increase in total funding primarily to the local corporate community's desire to bank with a locally-owned, independent bank. Franklin's ability to continue deposit growth during 1996's competitive financial services environment, with so many other investment alternatives available to depositors, speaks to the Bank's ability to service customers' needs and retain core deposit relationships. With the 20% growth in deposits during 1996, totaling $61 million, loan growth almost kept pace, growing by $51 million, resulting in Franklin's loan to deposit ratio, a key measure of liquidity, remaining at a low level of 64%. In management's view, this ratio indicates that Franklin is well positioned to fund future liquidity needs. At December 31, 1996, cash, cash equivalents and securities available-for-sale represent 38% of total assets and 41% of total liabilities.

INTEREST RATE SENSITIVITY MANAGEMENT

         The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations which arise due to changes in the level and direction of interest rates. Management's objective is to minimize this risk.

         Measuring and managing interest rate risk is a dynamic process which is performed regularly as a component of management's analysis of the impact to earnings of changes in asset and liability portfolios. Management does not attempt to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Franklin's objective is to reduce the sensitivity of its earnings to interest rate fluctuations by diversifying its sources of funds, controlling its mix of adjustable and fixed rate assets, improving the ratio of earning assets to interest bearing liabilities and planning the maturities of its assets and liabilities. Board and management asset/liability committees monitor both the liquidity and interest rate sensitivity of the Bank on a continuing basis.

         As of December 31, 1996, Franklin's interest sensitive liabilities exceeded interest sensitive assets within a one-year period by approximately 7% of assets. This is a relatively low percentage indicating Franklin is almost neutrally positioned with slightly more liabilities than assets subject to repricing over the next twelve months. This gap represents a position at one particular point in time and assumes that assets and liabilities with similar re-pricing characteristics will reprice to the same degree. Such a static gap position is not necessarily indicative of the impact on earnings of changes in interest rates.

         Such traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of different interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twelve-month horizon under a variety of interest rate scenarios.

         Under simulation modeling scenarios, Franklin's net interest income would improve with rising interest rates primarily due to the magnitude of Franklin's adjustable rate loan portfolio. Franklin's loan portfolio, 74% of which consists of adjustable rate loans, provides significant protection during periods of rising interest rates. Management uses the securities portfolio, which consists of only 13% floating rate securities and is of longer duration, to provide stability during periods of falling interest rates.

         Franklin's deposit base is structured comparably to its asset base, with significant deposits subject to fluctuations in interest rates. During 1996, management had the ability to reset the rates paid on 70% of its total average interest bearing liabilities as required to react to changes in market interest rates. Certificates of deposit, issued with fixed maturity dates, represented 30% of total average interest bearing liabilities during 1996. At December 31, 1996, only 5.38% of total time deposits had maturities of over twelve months.

         While financial institutions may enter into agreements that provide interest rate risk protection, Franklin's management believes effective interest rate sensitivity management can best be achieved through careful monitoring and redeployment of its underlying assets and liabilities. The Bank has never engaged in interest rate futures or options transactions or interest rate swap agreements and has no intent to do so in the future.

CAPITAL ADEQUACY

         Management believes that a strong equity position is critical for any financial institution to effectively compete in today's market. Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Bank in withstanding unforeseen adverse developments. Over the last three years, Franklin's increasing profitability has continued to contribute to an improvement in its capital base. Franklin's stockholders' equity stood at $31.9 million at December 31, 1996 as compared to $26.4 million and $19.7 million as of December 31, 1995 and 1994, respectively. The growth in stockholders' equity in 1996 is the result of 1996's strong earnings of $4.5 million and the new shares issued through Franklin's stock option plans and a limited offering of 125,000 non-registered, restricted shares of common stock which, when combined, resulted in additional equity of approximately $1.3 million. The increase in equity was partially offset by the reduction in unrealized gains on securities available-for-sale of $347 thousand.

         The growth in stockholders' equity in 1995 was attributable to earnings of $3.4 million, new shares issued on the merger with GWBC resulting in additional equity of $2.1 million, and a change in unrealized gains and losses on securities available-for-sale from a loss of $820 thousand at December 31, 1994 to a gain of $143 thousand at December 31, 1995.

         Franklin is well capitalized as evidenced by its capital ratios at December 31, 1996. Franklin maintained leverage and risk-based capital ratios of 7.62% and 13.00%, respectively, as compared to 8.04% and 13.81% as of December 31, 1995. The decline in the leverage ratio is attributable to the significant increase in average assets. The decline in the risk-based capital ratio is due to the increase in loans outstanding as of December 31, 1996 which carry a higher regulatory risk rating than other asset types, such as securities or Federal funds sold. Capital remains well above the minimum regulatory requirements of 4% and 8%, respectively, for leverage and risk-based capital. This strong capital base allows Franklin to take advantage of profitable business opportunities while insuring it has the resources to protect against the risks inherent in the banking industry.

NET INTEREST INCOME

         Net interest income is Franklin's primary source of earnings and represents the margin or spread between interest and amortized fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and composition changes in earning assets and interest bearing liabilities affect net interest income.

         Net interest income for 1996 was $18.3 million, an increase of $4 million, or 28%, over 1995's net interest income of $14.3 million. This growth is primarily attributable to volume increases with total average earning assets increasing $103 million during 1996 while total average interest-bearing liabilities increased $75 million over the same period.

         Table 5 illustrates the effects of volume and interest rate changes on net interest income. The increase of $6.9 million in total interest income from $22.5 million in 1995 to $29.3 million in 1996 is entirely attributable to volume increases. Volume increases in every earning asset type, with the exception of securities held-to-maturity, accounted for $7.9 million in increases to total interest income, offsetting the rate decrease impact of $991 thousand. The rate decrease is the result of the 25 basis point change in the prime rate in February, 1996 which impacted the interest rate Franklin earned on its adjustable rate loan portfolio and Federal funds sold.

         The $2.9 million increase in total interest expense from $8.2 million in 1995 to $11.1 million in 1996 was also totally related to volume increases in every interest-bearing liability category with the exception of savings accounts. Volume increases accounted for $3 million of the interest expense increase, offsetting the $178 thousand decrease due to the slight decline in interest rates paid on deposits.

         Net interest income for 1995 at $14.3 million was an increase of $3.8 million, or 36%, over 1994's net interest income of $10.5 million. That increase was primarily attributable to increased loan volume and secondarily to the merger with GWBC, which added approximately $25 million in average earning assets and $16 million in average interest bearing liabilities.

TABLE 5

A SUMMARY OF THE CHANGE IN INTEREST EARNED AND INTEREST PAID
RESULTING FROM CHANGES IN VOLUME AND RATES




                                                                            YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                        1996 COMPARED TO 1995             1995 COMPARED TO 1994
----------------------------------------------------------------------------------------------------------------------------
                                                               CHANGE DUE TO                       CHANGE DUE TO
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME (2)                                  VOLUME (1)   RATE(1)     TOTAL      VOLUME(1)     RATE(1)      TOTAL
----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                       $2,648      $(935)     $1,713       $2,332      $1,327      $3,659

Real estate loans                                       1,779       (319)      1,460        1,281         510       1,791

Consumer loans                                             42        315         357          461        (135)        326

Securities available-for-sale                           2,055          4       2,059          554         136         690

Securities held-to-maturity                              (145)        17        (128)        (152)        209          57

Federal funds sold and securities with
  resale agreements                                     1,488        (73)      1,415           32         257         289
----------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                                  $7,867      $(991)     $6,876       $4,508      $2,304      $6,812
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------------------------

DEPOSITS

NOW accounts                                           $  126      $ (36)     $   90       $   33      $  (16)     $   17

Money market accounts                                     984        (34)        950         (197)        527         330

Savings accounts                                           (8)        (8)        (16)         (14)          9          (5)

Certificates less than $100,000                            30        (43)        (13)         259         178         437

Certificates of $100,000 and over                         811       (189)        622        1,130         483       1,613
----------------------------------------------------------------------------------------------------------------------------

     TOTAL DEPOSITS                                     1,943       (310)      1,633        1,211       1,181       2,392
----------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and repurchase agreements       1,104        132       1,236          293         328         621
----------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST EXPENSE                                 $3,047      $(178)     $2,869       $1,504      $1,509      $3,013
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                    $4,820      $(813)     $4,007       $3,004      $  795      $3,799
============================================================================================================================

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

(2) Non-accrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

         Expressed as a percentage of average earning assets, Franklin's net interest margin for 1996 decreased to 4.84% from 5.19% in 1995. The decrease in margin is due to the 1996 growth in customer deposits and repurchase agreements outpacing the growth in loans. Excess funds were invested in lower yielding assets, such as securities and Federal funds sold. Of the $103 million increase in average earning assets, $46 million, or 45%, was invested in loans while $29 million was invested in securities and $28 million was invested in Federal funds sold.

         In 1995, Franklin's net interest margin increased to 5.19% from 4.64% in 1994. That increase was the result of 88% of 1995's increase in average earning assets occurring in the loan portfolio, Franklin's highest yielding asset.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND
      ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is the annual cost of providing an allowance or reserve for anticipated future losses on loans. Due to sustained credit quality and significant 1996 recoveries, Franklin's provision for loan losses for 1996 decreased to $27 thousand compared to $181 thousand for 1995. Through concentrated efforts, Franklin experienced net recoveries of $372 thousand in 1996 as compared to net recoveries of $279 thousand in 1995 and net charge-offs of $71 thousand in 1994. Total recoveries for 1996 were $881 thousand, representing collections on loans charged-off in prior years. This compares to recoveries of $649 thousand and $220 thousand in 1995 and 1994, respectively.

         Total loans charged-off in 1996 were $509 thousand as compared to $370 thousand and $291 thousand in 1995 and 1994, respectively. With net recoveries at this level, additional provisions were not deemed necessary based on management's review of the overall credit quality of the total loan portfolio. Table 6 summarizes Franklin's loan loss experience for each of the last five years.

TABLE 6


ALLOWANCE FOR LOAN LOSSES


DOLLARS IN THOUSANDS                                            1996            1995           1994          1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                             $3,443          $2,404         $2,110        $2,653        $1,480

Allowance of acquired bank                                     ------             579         ------        ------        ------

Charge-offs:
Real Estate                                                       (54)           (145)        ------           (50)          (83)
Commercial                                                       (274)           (198)          (268)       (1,428)         (793)
Consumer                                                         (181)            (27)           (23)         (284)          (38)
-----------------------------------------------------------------------------------------------------------------------------------

Total                                                            (509)           (370)          (291)       (1,762)         (914)
-----------------------------------------------------------------------------------------------------------------------------------

Recoveries:
Real Estate                                                       106          ------         ------        ------             7
Commercial                                                        765             625            194           103            46
Consumer                                                           10              24             26            35            32
-----------------------------------------------------------------------------------------------------------------------------------

Total                                                             881             649            220           138            85
-----------------------------------------------------------------------------------------------------------------------------------

Net recoveries (charge-offs)                                      372             279            (71)       (1,624)         (829)

Provision for loan losses                                          27             181            365         1,081         2,002
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31                                           $3,842          $3,443         $2,404        $2,110        $2,653
===================================================================================================================================

Net charge-offs to average loans                               (0.2)%          (0.2)%           0.0%          1.8%          1.2%

Allowance for loan losses to period end loans                    1.7%            1.9%           1.9%          2.3%          2.9%
===================================================================================================================================


ALLOCATIONS OF THE ALLOWANCE FOR LOAN LOSSES TO MAJOR LOAN CATEGORIES AS OF DECEMBER 31 ARE AS FOLLOWS:


DOLLARS IN THOUSANDS                                            1996            1995           1994          1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate                                                    $  860          $  609         $  335        $  368        $   415
Commercial                                                      1,952           2,453          1,498         1,297          2,157
Consumer                                                          162             102            116           130             81
Unallocated                                                       868             279            455           315        -------
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL                                                          $3,842          $3,443         $2,404        $2,110        $2,653
===================================================================================================================================

          Non-performing loans decreased to $908 thousand at December 31, 1996, as compared to $1.6 million one year ago. Table 7 details non-performing loans as of the end of each of the last five years. All non-performing loans at December 31, 1996 are considered impaired. Additional information regarding the accounting for impaired loans can be found in Note 5 of the consolidated financial statements. Loans past due over 30 days, including non-performing loans, were $2.8 million, which represents 1.23% of total loans at December 31, 1996, as compared to $3.1 million or 1.69% of total loans at December 31, 1995.

TABLE 7

NON-PERFORMING LOAN ANALYSIS

(Dollars in thousands)



DECEMBER 31,                                          1996             1995            1994            1993             1992
----------------------------------------------------------------------------------------------------------------------------------
Non-performing loans                                  $  908           $1,594            $521          $1,129           $4,420
Accruing loans 90 days past due                          128               44          ------         -------          -------
----------------------------------------------------------------------------------------------------------------------------------

    TOTAL                                             $1,036           $1,638            $521          $1,129           $4,420
----------------------------------------------------------------------------------------------------------------------------------

Income that would have been
recorded in accordance with
original terms                                        $   80           $   75           $  55           $ 153           $  169
Income actually recorded                                  15               46               5               4               90
----------------------------------------------------------------------------------------------------------------------------------

    LOSS OF INCOME                                    $   65           $   29           $  50           $ 149           $   79
==================================================================================================================================


         With the significant increase in total loans in 1996, overall credit quality ratios continue to be strong. Non-performing loans are 0.39% of total loans and Franklin holds no foreclosed property. This compares to non-performing loans at December 31, 1995 of 0.88% of total loans. Efforts to strengthen credit administration policies, procedures and controls have been productive and permitted Franklin to grow the loan portfolio significantly without impairing credit quality.

         During 1995, the provision for loan losses decreased to $181 thousand compared to $365 thousand for 1994. Net recoveries of $279 thousand were realized in 1995 as compared to 1994's net charge-offs of $71 thousand. Non-performing loans increased to $1.6 million on December 31, 1995 from $521 thousand on December 31, 1994. Of that increase, $740 thousand represented one loan which was paid in full in February, 1996. Loans past due over 30 days, including non-performing loans, were $3.1 million, or 1.69% of total loans at December 31, 1995, as compared to $748 thousand, or 0.59% of total loans as of December 31, 1994.

         Table 6 presents an allocation of the allowance for loan losses to significant loan categories as of the end of each of the last five years.

         The allowance for loan losses of $3.8 million at December 31, 1996 represents 1.7% of total loans, compared to $3.4 million, or 1.9% of total loans at December 31, 1995. Franklin's loan loss allowance to non-performing loans ratio increased significantly to 423% at December 31, 1996 from 216% at December 31, 1995. As of December 31, 1996, the allowance for loan losses is deemed to be more than adequate based on management's analysis and overall methodology for measuring the adequacy of the allowance. Management believes it has the processes in place to sustain this high level of credit quality as Franklin continues to expand.

NON-INTEREST INCOME

         During 1996, total non-interest income increased by $309 thousand, or 21%, to $1.8 million from $1.5 million in 1995. Excluding securities gains, non-interest income increased $332 thousand from $1.4 million in 1995 to $1.7 million in 1996, an increase of 24%. Approximately $240 thousand, or 72%, of that increase is due to the service charges and other fees generated from the increased volume of both loan and deposit accounts. The remaining $92 thousand is the result of instituting new fee based products such as foreign currency exchange as well as bringing certain fee income producing services, such as payroll processing, in-house.

         Net securities gains were $31 thousand in 1996 compared to $54 thousand in 1995. The sales activity in 1996 and 1995 was transacted to take advantage of changes in market interest rates and other general asset and liability management considerations.

         Non-interest income increased 39% in 1995, from $1.1 million in 1994 to $1.5 million in 1995. Excluding securities gains, non-interest income increased $485 thousand, or 53%, from $922 thousand in 1994 to $1.4 million in 1995. This increase was due to service charges and other fees generated from loan and deposit volume increases.

NON-INTEREST EXPENSE

         While achieving significant asset growth of 36%, completing a successful merger of its two subsidiary banks and expanding its suburban network into Tysons Corner, Virginia and Bethesda, Maryland, Franklin was able to contain total non-interest expense growth to 28%. Management's focus on the containment of overhead expenses, while significantly increasing both net and non-interest income, accounts for the stability of Franklin's productivity ratio which has improved from 67% in 1994 to 63% in both 1995 and 1996.

         Employee related costs, occupancy and other overhead expenses totalled $12.7 million for 1996, as compared to $9.9 million for 1995. The largest component of non-interest expense, compensation and employee benefits, grew by $1.6 million, or 33%, from $4.9 million in 1995 to $6.5 million in 1996 as Franklin provided for qualified, experienced personnel necessary to continue to provide operational support to the Bank's growing customer base as well as staff our new locations. This increase in compensation expense accounted for 57% of the 1996 increase in non-interest expense.

         Franklin's occupancy and furniture and equipment expense increased by $668 thousand, or 35%, from $1.9 million in 1995 to $2.6 million in 1996. This increase is due to the branch expansion as well as the technology improvements made to properly manage Franklin's transaction volume growth and provide new products and services. The increase in all other non-interest expense for 1996 was $530 thousand, or 17%, from $3.1 million in 1995 to $3.6 million in 1996. That increase is primarily due to the technology and data processing improvements initiated in 1995 and expanded in 1996 as well as Franklin's increased commitment as sponsor of the Franklin National Bank Classic.

         Non-interest expense increased 28% to $9.9 million in 1995 from $7.7 million in 1994. Compensation and employee benefits increased $1.1 million, or 28%, to $4.9 million in 1995 from $3.8 million in 1994. This increase was the result of doubling Franklin's D.C. branch network and merging with GWBC during 1995. This increase in compensation expense accounted for 50% of 1995's increase in non-interest expense. Franklin's occupancy and furniture and equipment expense increased $601 thousand, or 46%, from $1.3 million in 1994 to $1.9 million in 1995. That increase was also due to the branch expansion, the merger and the conversion to a new data processing system. The increase in other non-interest expense for 1995 was $513 thousand, or 20%, from $2.6 million in 1994 to $3.1 million in 1995. That increase was primarily due to the addition of Franklin-Virginia on April 1, 1995, whose 1995 non-interest expense was $440 thousand.

INCOME TAXES

         Franklin's provision for income taxes includes both federal and local income taxes. The increase in income tax expense to $2.9 million for 1996, from $2.3 million in 1995 and $1.1 million in 1994 is attributable to the significant increase in Franklin's net income and the annual limitations placed on the utilization of Franklin's available tax loss carryforwards. Franklin's effective tax rate for 1996 was 39% compared to 41% for 1995. A reconciliation of the effective tax rate to the 1996 federal statutory rate of 34% can be found in Note 10 of the consolidated financial statements.

1997 OUTLOOK

         1997 will again be a year of expansion for Franklin. Franklin intends to continue to pursue its goal of being the premier locally-owned financial institution in the Washington, D.C. metropolitan area by continuing its investment in our local community. Franklin achieved its goal of having a presence in all three jurisdictions in the metropolitan area in 1996. In 1997, Franklin intends to expand its presence in Maryland and Virginia by adding two branches in Maryland and one in Virginia. This will double Franklin's suburban branches and allow us to more effectively service our existing customers and build new business relationships throughout the metropolitan Washington area.

         Franklin intends to expand its presence within the District of Columbia by effectively utilizing the new services initiated in 1996. Franklin's International Private Banking division was developed to provide Franklin's personalized service to a particular segment of the Washington community. Franklin's Community Development Corporation is being developed to provide economic development opportunities for low-to-moderate income neighborhoods within the Washington metropolitan area.

         While most financial products are relatively similar, the quality of service provided is not. Management believes that Franklin can successfully attain its goal of growth and expansion only if it continues to maintain and improve upon its commitment to quality customer service. Franklin has established a base of sound operational and administrative policies, procedures and internal controls from which management believes Franklin can safely and soundly grow. Management is expanding on its new data processing system to give Franklin and its customers the tools they need to grow together. Franklin can now offer new services to meet existing customer needs, as well as service effectively and efficiently expanded customer relationships.

         Franklin's objectives are to effectively and efficiently serve its target market, the business community of the metropolitan Washington area. Management and the Directors will continue to strive to anticipate and exceed the service needs and expectations of our customers.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,
                                                                 ----------------------------
                                                                   1996                 1995
                                                                   ----                 ----
Cash and due from banks                                          $  22,468           $ 21,811
Federal funds sold and securities purchased
 under resale agreements                                            71,800             47,875

Securities available-for-sale                                       97,160             44,867
Securities held-to-maturity                                         66,956             64,273
                                                                 ----------          ---------

   Securities                                                      164,116            109,140
Loans, net of unearned income                                      232,581            181,650
 Less: allowance for loan losses                                    (3,842)            (3,443)
                                                                 ----------          ---------

   Loans, net                                                      228,739            178,207

Accrued interest receivable                                          3,305              2,316
Premises and Equipment, net                                          2,504              2,334
Goodwill, net                                                        1,115              2,072
Other assets                                                         3,770              3,276
                                                                 ----------          ---------

TOTAL ASSETS                                                      $497,817           $367,031
                                                                 ==========          =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES:
------------
Non-interest bearing deposits                                     $123,197           $ 90,454
Interest bearing deposits                                          240,230            211,981
                                                                 ----------          ---------

   Total deposits                                                  363,427            302,435

Securities sold under repurchase agreements                         99,093             35,869
Accrued interest payable                                               997                903
Other liabilities                                                    2,407              1,439
                                                                 ----------          ---------

   Total liabilities                                               465,924            340,646
                                                                 ----------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,485,944 and 6,283,057
 shares issued and outstanding, respectively                           649                628
Capital surplus                                                     20,960             19,649
Retained earnings                                                   10,488              5,965
Unrealized (loss) gain on securities
 available-for-sale                                                   (204)               143
                                                                 ----------          ---------

   Total stockholders' equity                                       31,893             26,385
                                                                 ----------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $497,817           $367,031
                                                                 ==========          =========

See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1996               1995             1994
                                                                      ----               ----             ----
INTEREST INCOME:
----------------
Interest and fees on loans                                          $18,838            $15,308          $ 9,532
Interest and dividends on securities                                  8,113              6,182            5,435
Interest on federal funds sold and securities
 purchased under resale agreements                                    2,389                974              685
                                                                    -------            -------          -------
   Total interest income                                             29,340             22,464           15,652
                                                                    -------            -------          -------

INTEREST EXPENSE:
-----------------
Interest on deposits                                                  8,596              6,963            4,571
Interest on securities sold under
 repurchase agreements                                                2,454              1,218              597
                                                                    -------            -------          -------

   Total interest expense                                            11,050              8,181            5,168
                                                                    -------            -------          -------

Net interest income                                                  18,290             14,283           10,484

Provision for loan losses                                                27                181              365
                                                                    -------            -------          -------

Net interest income after provision
 for loan losses                                                     18,263             14,102           10,119
                                                                    -------            -------          -------

NON-INTEREST INCOME:
--------------------
Service charges on deposits                                           1,096                960              625
Other fee income                                                        643                447              297
Gains on sales of securities, net                                        31                 54              128
                                                                    -------            -------          -------

   Total non-interest income                                          1,770              1,461            1,050
                                                                    -------            -------          -------

NON-INTEREST EXPENSE:
---------------------
Compensation and employee benefits                                    6,481              4,883            3,823
Occupancy                                                             1,717              1,231              841
Furniture and equipment                                                 845                663              452
Other                                                                 3,609              3,079            2,566
                                                                    -------            -------          -------
   Total non-interest expense                                        12,652              9,856            7,682
                                                                    -------            -------          -------

Income before income tax expense                                      7,381              5,707            3,487

Income tax expense                                                    2,858              2,324            1,056
                                                                    -------            -------          -------

NET INCOME                                                          $ 4,523            $ 3,383          $ 2,431
                                                                    =======            =======          =======

PRIMARY EARNINGS PER SHARE:
------------------------------
Net Income                                                          $  0.68            $  0.54          $  0.43

FULLY DILUTED EARNINGS PER SHARE
------------------------------------
Net Income                                                          $  0.68            $  0.53          $  0.43




See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(DOLLARS IN THOUSANDS)




                                                            COMMON       CAPITAL     RETAINED    UNREALIZED
                                                 SHARES      STOCK       SURPLUS     EARNINGS    GAIN(LOSS)       TOTAL
                                                 ------      -----       -------     --------    ----------       -----
BALANCE, DECEMBER 31, 1993                    5,614,877      $ 562       $17,421     $   151      $    609        $18,743

Net income                                    ---------      -----        ------       2,431       -------          2,431
Change in unrealized gain
    on securities available-for-sale           --------       ----        ------      ------        (1,429)        (1,429)
                                              ---------      -----       -------    --------      ---------       --------

BALANCE, DECEMBER 31, 1994                    5,614,877        562        17,421       2,582          (820)        19,745

Common stock issued on the
     merger with The George
     Washington Banking Corporation             630,180         63         2,067      ------        ------          2,130
Common stock issued under
     stock option plan                           38,000          3           161      ------        ------            164
Net income                                    --------        ----        ------       3,383        ------          3,383
Change in unrealized loss
     on securities available-for-sale          --------       ----        ------     -------           963            963
                                              ---------      -----       -------     -------      --------        -------

BALANCE, DECEMBER 31, 1995                    6,283,057        628        19,649       5,965           143         26,385

Proceeds from issuance of common stock          125,000         13           988      ------       -------          1,001
Common stock issued under
     stock option plan                           77,887          8           323      ------       -------            331
Net income                                     --------       ----        ------       4,523       -------          4,523
Change in unrealized gain
     on securities available-for-sale           -------       ----        ------      ------          (347)          (347)
                                              ---------      -----       -------     -------       --------       -------

BALANCE, DECEMBER 31, 1996                    6,485,944      $ 649       $20,960     $10,488       $  (204)       $31,893
                                              =========      =====       =======     =======       ========       ========





See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                   1996               1995                   1994
                                                                   ----               ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                       $  4,523               $  3,383            $  2,431
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                              27                    181                 365
Depreciation and amortization                                         802                    779                 561
Gains on sales of securities, net                                     (31)                   (54)               (128)
Change in deferred tax valuation allowance                           (233)                 ------             ------
Change in accrued interest receivable and
 other assets                                                        (223)                (2,449)               (754)
Change in accrued interest payable and other
 liabilities                                                        1,062                  1,095                 308
                                                                 ---------             ----------           ---------

Net cash provided by operating activities                           5,927                  2,935               2,783
                                                                 ---------             ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of securities held-to-maturity                          (18,741)                ------             (10,110)
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                    16,120                  3,663               5,978
Purchases of securities available-for-sale                        (82,763)               (11,607)            (24,848)
Proceeds from sales of securities available-for-sale                7,049                  4,430              12,639
Proceeds from maturities/principal paydowns
 of securities available-for-sale                                  22,968                  8,196               3,103
Net increase in loans receivable                                  (50,891)               (36,983)            (33,965)
Proceeds from sale of other real estate owned                         332                     62              ------
Cash provided by merger                                            ------                  2,495              ------
Additions to premises and equipment, net                             (967)                (1,088)               (298)
                                                                 ---------             ----------           ---------


Net cash used in investing activities                            (106,893)               (30,832)            (47,501)
                                                                ----------             ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase in deposits                                           60,992                 64,481              45,200
Net change in federal funds purchased and securities
 sold under repurchase agreements                                  63,224                  4,893             (13,202)
Proceeds from issuance of common stock                              1,332                    164                -----
                                                                 ---------             ----------           ---------

Net cash provided by financing activities                         125,548                 69,538              31,998
                                                                ----------             ----------           ---------

Net increase (decrease) in cash and cash equivalents               24,582                 41,641             (12,720)

Cash and cash equivalents at beginning
 of year                                                           69,686                 28,045              40,765
                                                                ----------             ----------           ---------

Cash and cash equivalents at end of year                        $  94,268              $  69,686            $ 28,045
                                                                ==========             ==========           =========


Supplemental Disclosures:
Interest paid                                                   $  10,977              $   7,670            $  5,037

Income taxes paid                                                   2,585                  2,498               1,059

See accompaning notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY:
         The consolidated financial statements include the accounts of Franklin Bancorporation, Inc. ("Franklin") and its wholly-owned subsidiary, Franklin National Bank of Washington, D.C. (the "Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:
         Franklin operates nine branches in the Washington metropolitan area. Franklin's primary source of revenue is derived from loans to customers.

BASIS OF PRESENTATION:
         The accounting and reporting policies of Franklin are in accordance with generally accepted accounting principles and conform to prevailing practice within the commercial banking industry. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS:
         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit held for investment with maturity dates of three months or less, federal funds sold and securities purchased under resale agreements. Generally, federal funds are sold for one to seven day periods and securities purchased under resale agreements are purchased for one to fourteen days.

SECURITIES:
         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, securities are classified into one of three categories: trading, available-for-sale or held-to-maturity.

         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities classified as held-to-maturity are purchased with the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

         The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or call date, if applicable, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is included in interest income on securities.

         Gains and losses on disposition of securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

LOANS:
         Loans are stated at the principal amount outstanding, net of unearned income. Interest on loans is computed and recognized based upon the principal amounts outstanding and their applicable rates. Loan fees, net of related direct origination costs, are deferred and amortized as an adjustment of yield over the life of the loan.

         The accrual of interest income on loans is discontinued based on delinquency status, an evaluation of the related collateral and the financial strength of the borrower. Generally, loans are placed on non-accrual status when the loans are in default in either principal or interest for 90 days or more, or earlier if collection is uncertain based upon an evaluation of the net realizable value of the collateral and the financial strength of the borrower. When loans are placed on non-accrual status, interest accrued and unpaid is charged against interest income. Loans may be reinstated to accrual status when, in the opinion of management, collection of the remaining balance can reasonably be expected.

ALLOWANCE FOR LOAN LOSSES:
     In accordance with SFAS No. 114 and SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that Franklin will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. Interest income on impaired loans is recognized on a cash basis.

         Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, such as consumer installment loans. Reserves for probable future credit losses related to these loans are included in the allowance for loan losses applicable to other than impaired loans.

         The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio with consideration given to the overall loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; financial condition of the borrowers; and other relevant factors that, in management's judgement, warrant recognition in providing an adequate allowance.

         The allowance is increased by provisions for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan losses.

         Changes in the allowance are recorded periodically as conditions change or as more information becomes available. Increases and decreases in the allowance include changes in the measurement of impaired loans.

PREMISES AND EQUIPMENT:
         Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the estimated useful life or the term of the underlying lease. These estimated lives range from two to fifteen years. Expenditures for repairs and maintenance are charged to other operating expenses as incurred. Expenditures for improvements that extend the life of an asset are capitalized and amortized over the individual asset's remaining useful life or the lease term, if shorter.

GOODWILL:
         The excess of the purchase price paid over the fair value of the net assets acquired is amortized over fifteen years using the straight-line method. The carrying value of goodwill is reviewed if the facts and circumstances suggest that impairment may exist. If the review indicates that goodwill will not be recoverable, as based on the estimated undiscounted future cash flows of the entity acquired over the remaining amortization period, Franklin's carrying value of goodwill would be reduced to the estimated discounted future cash flows.

INCOME TAXES:
         Franklin files a consolidated Federal income tax return with its subsidiary. Current taxes payable represent the estimated amounts currently payable to taxing authorities. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         Substantially all of the deferred tax asset relates to the expected utilization of net operating loss carryforwards and the temporary difference between financial and taxable income as it relates to the provision for loan losses.

EARNINGS PER SHARE:
         Primary earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options. Franklin's weighted average number of shares outstanding, including dilutive stock options, were 6,611,340, 6,300,363 and 5,614,877 in 1996, 1995 and 1994, respectively.

         Fully diluted earnings per share is computed using average common shares, including the maximum dilutive effect of average common equivalent shares.

SIGNIFICANT ACCOUNTING PRONOUCEMENTS:
         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and provides accounting and financial reporting standards for sales, securitizations and servicing of receivables and other financial assets, for secured borrowing and collateral transactions, and for extinguishments of liabilities. SFAS No. 125 changes the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement. The Statement is effective for transactions occuring after December 31, 1996, however, the effective date relative to certain provisions, including securities lending and repurchase agreement transactions, has been deferred to 1998. The adoption of SFAS No. 125 is not expected to have a significant effect on the consolidated financial statements.

NOTE 2 - ACQUISITION ACTIVITY

         On June 23, 1989, Franklin acquired 63.9% of the outstanding common stock of the Bank by contributing approximately $3 million, excluding expenses, in capital. During 1991, Franklin acquired an additional 20.7% of the outstanding common stock of the Bank by contributing approximately $7 million in capital. On July 6, 1992, the Bank's stockholders approved the Merger Agreement Plan ("the Plan") which consisted of an offer to exchange one share of Franklin common stock for each share of the Bank's common stock not owned by Franklin. The Plan was approved by the stockholders and regulatory agencies, and the merger was effective November 6, 1992. All acquisitions of common stock have been accounted for under the purchase method of accounting. The consolidated financial statements reflect the results of the Bank's operations beginning at the initial acquisition in 1989. Goodwill of $663 thousand, $730 thousand and $380 thousand which resulted from the 1992, 1991 and 1989 transactions, respectively, is being amortized over 15 years.

         On April 1, 1995, Franklin completed the acquisition of The George Washington Banking Corporation ("GWBC"), the holding company of The George
Washington National  Bank  of Alexandria, Virginia.   The  merger  was
accounted for as a purchase with the GWBC stockholders receiving a combination of $237 thousand in cash and 630,180 shares of Franklin stock for a total purchase price of $2.9 million, of which $519 thousand represents merger related costs. The merger resulted in the acquisition of assets of $28.8 million, including goodwill of $941 thousand which will be amortized over a period of fifteen years, and the assumption of $25.9 million of liabilities. Upon consummation of the merger, The George Washington National Bank was re-named Franklin National Bank of Virginia. Unaudited pro forma combined results of operations of Franklin for the years ended December 31, 1995 and 1994 are presented below. Such pro forma presentation has been prepared assuming the acquisition was made as of the beginning of each year.

                                                    YEAR ENDED DECEMBER 31,
                                                    1995              1994
--------------------------------------------------------------------------------
Net interest income                               $14,664           $12,072
Net income                                          3,292             1,960
Earnings per share:
  Net income                                      $  0.52           $  0.35

         The unaudited pro forma information is not necessarily indicative of what actual results of operations of Franklin would have been assuming such transactions had been completed as of the beginning of each year, nor does it purport to represent the results of operations for future periods.

         On August 7, 1996, Franklin received regulatory approval to merge Franklin National Bank of Virginia ("Franklin-VA") with and into the Bank. The merger resulted in the immediate recognition of net operating loss carryforwards of approximately $1 million which had been fully reserved against at the time of the acquisition of GWBC.

NOTE 3 - CASH AND DUE FROM BANKS

         Under Federal Reserve Bank ("FRB") regulations, banks are required to maintain cash reserves based upon average deposits. Assets qualified to meet these reserve requirements consist of vault cash and balances on deposit with the FRB. The Bank's reserve requirements for the periods ending December 31, 1996 and 1995, respectively, were $8.4 million and $6.2 million.

NOTE 4 - SECURITIES

SECURITIES AVAILABLE-FOR-SALE:
         The amortized cost and market value of securities available-for-sale are as follows:

                                                           GROSS          GROSS
                                           AMORTIZED    UNREALIZED       UNREALIZED     MARKET
DECEMBER 31, 1996                            COST          GAINS           LOSSES       VALUE
-------------------------------------------------------------------------------------------------
U.S. treasury securities                   $19,712          $ 196         $  (1)       $19,907
U.S. government agencies                    67,393            241          (564)        67,070
Step-up and structured notes                 5,928             51          (262)         5,717
Mortgage-backed securities                   2,643              2           (57)         2,588
Equity securities                            1,878           ----          ----          1,878
-------------------------------------------------------------------------------------------------
                                           $97,554           $490         $(884)       $97,160
-------------------------------------------------------------------------------------------------


                                                          GROSS         GROSS
                                          AMORTIZED    UNREALIZED     UNREALIZED      MARKET
DECEMBER 31, 1995                           COST          GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------
U.S. treasury securities                   $ 9,418         $ 38          $ (2)        $ 9,454
U.S. government agencies                    20,576          267         -----          20,843
Step-up and structured notes                 9,893           89          (225)          9,757
Mortgage-backed securities                   3,100           76           (12)          3,164
Equity securities                            1,649          ---          -----          1,649
--------------------------------------------------------------------------------------------------
                                           $44,636         $470         $(239)        $44,867
--------------------------------------------------------------------------------------------------

         The remaining contractual maturity distribution of debt securities available-for-sale at December 31, 1996 is as follows:

                                                       AMORTIZED          MARKET        UNREALIZED
DUE:                                                     COST              VALUE        GAIN (LOSS)
----------------------------------------------------------------------------------------------------
Within one year                                         $ 2,997          $ 2,999           $   2
After 1 year through 5 years                             76,403           76,199            (204)
After 5 years through 10 years                           13,633           13,496            (137)
Mortgage-backed securities                                2,643            2,588             (55)
----------------------------------------------------------------------------------------------------
                                                        $95,676          $95,282           $(394)
----------------------------------------------------------------------------------------------------

         The mortgage-backed securities have contractual maturities ranging from 2 to 26 years but repayments will vary from the contractual maturities.

         Securities available-for-sale with a fair value of $67.2 million and $504 thousand at December 31, 1996 and 1995, respectively, were pledged as collateral for securities sold under repurchase agreements and other customer deposits. All repurchase agreements have maturity dates of less than 90 days.

         Proceeds from sales and calls of securities available-for-sale were $21.1 million, $11.4 million and $12.5 million in 1996, 1995 and 1994, respectively.

         Gross gains and losses on sales of securities for the years ended December 31 were realized as follows:

                           1996        1995         1994
------------------------------------------------------------
Gross gains                $31         $ 54         $154
Gross losses               ---          ---           26
------------------------------------------------------------

NET GAINS                  $31         $ 54         $128
------------------------------------------------------------



SECURITIES HELD-TO-MATURITY:
         The amortized cost and market value of securities held-to-maturity are follows:

                                                        GROSS       GROSS
                                       AMORTIZED      UNREALIZED   UNREALIZED     MARKET
DECEMBER 31, 1996                        COST           GAINS       LOSSES        VALUE
--------------------------------------------------------------------------------------------
U.S. treasury securities                $12,975         $---      $  (135)        $12,840
U.S. government agencies                  4,983          ---          (62)          4,921
Mortgage-backed securities               37,248           63       (1,297)         36,014
States and political subdivisions        11,750           11          (89)         11,672
--------------------------------------------------------------------------------------------
                                        $66,956         $ 74      $(1,583)        $65,447
--------------------------------------------------------------------------------------------

                                                      GROSS       GROSS
                                     AMORTIZED     UNREALIZED   UNREALIZED      MARKET
DECEMBER 31, 1995                      COST           GAINS       LOSSES        VALUE
-----------------------------------------------------------------------------------------
U.S. treasury  securities            $21,408          $  1         $(70)        $21,339
U.S. government agencies               1,988           ---           (4)          1,984
Mortgage-backed securities            40,877            73         (904)         40,046
-----------------------------------------------------------------------------------------
                                     $64,273          $ 74        $(978)        $63,369
-----------------------------------------------------------------------------------------

         The remaining contractual maturity distribution of securities held-to-maturity on December 31, 1996 is as follows:


                                           AMORTIZED         MARKET       UNREALIZED
DUE:                                          COST            VALUE          LOSS
---------------------------------------------------------------------------------------
Within one year                             $------          $------          $------
After 1 year through 5 years                 21,760           21,591            (169)
After 5 years through 10
 years                                        7,948            7,842            (106)
Mortgage-backed securities                   37,248           36,014          (1,234)
---------------------------------------------------------------------------------------
                                            $66,956          $65,447         $(1,509)
---------------------------------------------------------------------------------------

         The mortgage-backed securities have contractual maturities ranging from 1 to 30 years, but repayments will vary from the contractual maturities.

         Securities held-to-maturity with an amortized cost of $52.8 million and $55 million at December 31, 1996 and 1995, respectively, were pledged as collateral for securities sold under repurchase agreements and other customer deposits. All repurchase agreements have maturity dates of less than 120 days.

         For the years ended December 31, 1996 and 1995, there were no sales of, or transfers from, securities held-to-maturity.

NOTE 5 - LOANS

LOAN PORTFOLIO:
         Major categories of loans included in the loan portfolio at December 31 are as follows:


                                                     1996                       1995
-----------------------------------------------------------------------------------------
REAL ESTATE
  Commercial                                       $ 44,136                   $ 26,818
  Construction and development                       15,243                      9,394
  Residential mortgage                               18,768                     20,638
-----------------------------------------------------------------------------------------
  TOTAL                                              78,147                     56,850

COMMERCIAL AND INDUSTRIAL                           140,544                    111,110

CONSUMER
  Consumer                                            9,800                     11,279
  Home equity                                         4,526                      2,804
-----------------------------------------------------------------------------------------
  TOTAL                                              14,326                     14,083

                                                    233,017                    182,043
Unearned income                                        (436)                      (393)
-----------------------------------------------------------------------------------------

LOANS, NET OF UNEARNED INCOME                      $232,581                   $181,650

-----------------------------------------------------------------------------------------


         Primarily all of Franklin's loan portfolio at December 31, 1996 and
1995 consists of loans  made within the Washington, D.  C. area.   This
includes real estate loans made for acquisition, renovation or development for which a deed of trust on the subject property is the primary collateral.

ALLOWANCE FOR LOAN LOSSES:
         While management uses available information to recognize losses on loans, future additions to the allowance for existing loans may be necessary based on changes in economic and borrower conditions. Management believes that adequate allowances have been established to reflect possible losses on loans as of December 31, 1996, 1995 and 1994.

         Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                         1996             1995              1994
-------------------------------------------------------------------------------------
BALANCE, JANUARY 1                      $3,443           $2,404           $2,110
-------------------------------------------------------------------------------------

Provision for loan losses                   27              181              365
Loans charged off                         (509)            (370)            (291)
Recoveries                                 881              649              220
Allowance applicable to loans
 purchased through merger                -----              579             -----
-------------------------------------------------------------------------------------

BALANCE, DECEMBER 31                    $3,842           $3,443           $2,404
-------------------------------------------------------------------------------------

         Various regulatory agencies, as an integral part of the examination process, periodically review the allowance based on their judgements about information available to them at the time of their examination.

IMPAIRED LOANS:
         At December 31, 1996, impaired loans totalled $908 thousand with a corresponding valuation allowance of $186 thousand. Of that total, $445 thousand was measured using the present value of expected future cash flow method and $463 thousand was measured using the fair value of the loan's
underlying collateral.   All of the loans deemed to be impaired are commercial
loans.

         At December 31, 1995, impaired loans totalled $1.6 million with a corresponding valuation allowance of $361 thousand. Of that total, $200 thousand was measured using the present value of expected future cash flow method and $1.4 million was measured using the the fair value of the loan's underlying collateral. All of the loans deemed to be impaired were commercial loans.

         The average recorded investment in impaired loans, the interest income due under their original terms and the interest income recorded for the years ended December 31 were as follows:

                                          1996              1995
-----------------------------------------------------------------------
Average recorded investment
 in impaired loans                        $812             $1,120

Income due under original terms             80                 75

Income recorded                             15                 46
-----------------------------------------------------------------------

         The aggregate recorded investment in non-performing assets at December 31, 1994 was $521 thousand and the interest income which would have been recorded had the loans performed in accordance with their original terms and the interest actually recorded was $55 thousand and $5 thousand, respectively, for the year ended December 31, 1994.

         At December 31, 1996, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. There was one loan of $128 thousand which was 90 days or more past due which was still accruing interest and was not deemed to be impaired.

RELATED PARTY LOANS:
         The Bank, in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits, and do not involve more than normal risk of collectibility. Activity in such loans is summarized as follows:

                                                     1996             1995
-------------------------------------------------------------------------------
BALANCE, JANUARY 1                                 $ 9,319           $4,422
-------------------------------------------------------------------------------

New loans                                            4,415            4,426
Repayments                                          (8,307)             (86)
Executive officers' and directors'
 loans acquired through merger                      ------              557
-------------------------------------------------------------------------------

BALANCE, DECEMBER 31                               $ 5,427           $9,319
===============================================================================

         There were no loans to directors, officers or other related parties that were classified as impaired as of December 31, 1996 and 1995.

NOTE 6 - PREMISES AND EQUIPMENT
         Investments in premises and equipment at December 31 are:

                                              1996             1995
------------------------------------------------------------------------
Leasehold improvements                      $2,167           $ 1,924
Furniture and equipment                      3,449             2,956
------------------------------------------------------------------------
                                             5,616             4,880
Accumulated depreciation and
 amortization                               (3,112)           (2,546)
------------------------------------------------------------------------

TOTAL PREMISES AND EQUIPMENT                $2,504           $ 2,334
========================================================================

         Depreciation and amortization expense was $797 thousand, $605 thousand and $435 thousand for 1996, 1995 and 1994, respectively.

NOTE 7 - DEPOSITS

Major classifications of deposits at December 31 are as follows:

                                                      1996                1995
------------------------------------------------------------------------------------
NON-INTEREST BEARING DEPOSITS                      $123,197             $ 90,454
------------------------------------------------------------------------------------

INTEREST BEARING DEPOSITS
------------------------------------------------------------------------------------
   Savings accounts                                   4,121                3,872
   NOW accounts                                      38,822               38,468
   Money market accounts                            117,857               89,440
   IRA certificates                                   1,965                2,257
   Certificates less than $100,000                   12,708               13,158
   Certificates of $100,000 and over                 64,757               64,786
------------------------------------------------------------------------------------

TOTAL INTEREST BEARING DEPOSITS                     240,230              211,981
------------------------------------------------------------------------------------

TOTAL DEPOSITS                                     $363,427             $302,435
====================================================================================


         Interest expense on certificates of deposit of $100,000 or more for the years ended December 31, 1996, 1995 and 1994 was approximately $3.1 million, $2.6 million and $917 thousand, respectively. At December 31, 1996 and 1995 there were no brokered deposits included in total deposits.

         At December 31, 1996, time deposits in amounts of $100,000 or more have maturities as follows:

Three months or less                                $41,083
Over three months to six months                      13,208
Over six months to twelve months                      8,032
Over twelve months                                    2,434
                                                   ---------
                                                    $64,757
                                                   =========

NOTE 8 - SHORT-TERM BORROWINGS
         Short-term borrowings with maturities of less than one year are summarized as follows:


                                                                   YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                   1996                1995
---------------------------------------------------------------------------------------------------

                                                             AMOUNT     RATE      AMOUNT    RATE
---------------------------------------------------------------------------------------------------
AVERAGE FOR THE YEAR:

 Securities sold under repurchase agreements                 $58,040   4.23%     $ 31,224   3.85%
---------------------------------------------------------------------------------------------------

AT YEAR-END:

 Securities sold under repurchase agreements                 $99,093   4.19%     $ 35,869   4.06%
---------------------------------------------------------------------------------------------------


MAXIMUM MONTH-END BALANCE:

 Securities sold under repurchase agreements                 $99,093             $ 42,616
---------------------------------------------------------------------------------------------------

         Securities sold under repurchase agreements are entered into primarily as accommodations to the Bank's large commercial deposit customers. Several of these customer relationships in the aggregate exceed 10% of Franklin's stockholders' equity. All of the collateral provided under these agreements is maintained under Franklin's control.

         Securities sold under repurchase agreements at December 31, 1996, by due date, are as follows:


                                                     LESS THAN        30 - 90            OVER
                                       OVERNIGHT      30 DAYS           DAYS            90 DAYS           TOTAL
--------------------------------------------------------------------------------------------------------------------
U.S. TREASURY SECURITIES:

   Securities sold:
     Carrying value                    $13,923          $2,094           $3,255          $----            $19,272
     Market value                       13,956           2,105            3,253           ----             19,314

U.S. GOVERNMENT AGENCIES:

   Securities sold:
     Carrying value                     54,556             688           ------            541             55,785
     Market value                       54,238             689           ------            541             55,468

MORTGAGE-BACKED SECURITIES:

   Securities sold:
     Carrying value                     26,898             692            -----           ----             27,590
     Market value                       25,895             656            -----           ----             26,551

   REPURCHASE AGREEMENTS                92,244           3,318            3,000            531             99,093
--------------------------------------------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

LIMITED OFFERING:
         During 1996, Franklin issued a limited offering pursuant to Regulation D, Rule 505 under a stock subscription agreement. The minimum acceptable investment from accredited investors under the offering was $1 million.

         As a result of the offering, Franklin issued 125,000 non-registered, restricted shares resulting in an increase in capital of approximately $1 million.

STOCK OPTION PLANS AND AGREEMENTS:
         Under various stock option plans and agreements, Franklin has authorized the issuance of stock options to purchase 1,110,537 shares of Franklin's common stock. Options are granted at exercise prices equal to fair market value on the option grant date and generally expire ten years from the date of grant.

         Franklin applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for Franklin's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Franklin's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        1996       1995
---------------------------------------------------------------------------------------------
Net income                                       As reported           $4,523       $3,383
                                                  Pro forma             4,075        3,000

Primary earnings per share                       As reported           $ 0.68       $ 0.54
                                                  Pro forma              0.62         0.48

Fully diluted earnings per share                 As reported           $ 0.68       $ 0.53
                                                  Pro forma              0.62         0.47
---------------------------------------------------------------------------------------------


FIXED STOCK OPTION PLANS:
         At December 31, 1996, Franklin has two stock-based compensation plans. Under the 1991 Employee Stock Option Plan, Franklin may grant options to its employees for up to 800,000 shares of common stock. Under the 1996 Directors Stock Option Plan, Franklin may grant options to its Directors based on the achievement of annually stipulated goals for referrals of deposits and loans for up to 100,000 options. Under both plans, the exercise price of each option equals the market price of Franklin's stock on the date of grant, each option vests on date of grant and an option's maximum term is 10 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: zero dividend yield for all years; expected volatility of 27% and 28%; risk-free interest rates of 6.3% and 5.9%; and expected lives of 7 years for all years.

The following summarizes activity relating to Franklin's fixed stock option plans as of December 31:


                                                     1996                             1995                      1994

                                                  WEIGHTED-AVERAGE              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
(Options in Thousands)                   OPTIONS   EXERCISE PRICE     OPTIONS    EXERCISE PRICE      OPTIONS    EXERCISE PRICE
                                         -------   --------------     -------    --------------      -------    --------------
Outstanding, January 1                     642          $4.12           475           $ 3.52            376          $3.43
Granted                                    126           7.91           140             6.25            100           3.90
Conversion of GWBC options                 ----          ----            66             4.18            ---           ----
Exercised                                  (78)          4.26           (38)            4.33            ---           ----
Forfeited                                  (12)          4.96            (1)           11.00             (1)          8.75
                                          -----                        -----                           -----
Outstanding, December 31                   678           4.80           642             4.12            475          $3.52
                                          =====                        =====                           =====

Options exercisable at
 year-end                                  678           4.80           642             4.12            475           3.52

Weighted-average fair value
 of options granted during
 the year                                                3.56                           2.73


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                               OPTIONS OUTSTANDING AND EXERCISABLE
                                               -----------------------------------

                                                                       WEIGHTED-AVERAGE
                     RANGE OF                     NUMBER                  REMAINING              WEIGHTED-AVERAGE
                 EXERCISE PRICES                OUTSTANDING            CONTRACTUAL LIFE           EXERCISE PRICE
                 ---------------                -----------            ----------------           --------------
                    $3 to $5                     437,200                  5.4 years                    $3.48
                     5 to 7                       69,600                  8.5                           5.73
                     7 to 9                      171,550                  9.4                           7.87
                                                 -------
                    $3 to $9                     678,350                  6.6                          $4.80
                                                 =======

Stock appreciation rights may be granted with the employee options whereby the employee is entitled, upon exercise of the option and approval of the Board of Directors, to receive, in cash or other consideration, an amount equal to the difference between the exercise price of the option and the market value of the shares covered. During 1996, 1995 and 1994, no stock appreciation rights were outstanding, approved or exercised.

NOTE 10 - INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

                                             1996              1995              1994
-----------------------------------------------------------------------------------------

CURRENT TAXES
-----------------------------------------------------------------------------------------

  Federal                                  $2,335            $1,808             $1,209
  Local                                       636               429                 83

-----------------------------------------------------------------------------------------

TOTAL CURRENT TAXES                         2,971             2,237              1,292
-----------------------------------------------------------------------------------------
DEFERRED TAXES
-----------------------------------------------------------------------------------------

  Federal                                     123                83               (194)
  Local                                        (3)                4                (42)

-----------------------------------------------------------------------------------------

TOTAL DEFERRED TAXES                          120                87               (236)
-----------------------------------------------------------------------------------------

Change in valuation allowance                (233)            -----              -----
-----------------------------------------------------------------------------------------

TOTAL PROVISION                            $2,858            $2,324             $1,056
-----------------------------------------------------------------------------------------


         The following is a reconciliation of the federal statutory rate to the consolidated effective tax rate for the years ended December 31:


                                                 1996          1995           1994
-----------------------------------------------------------------------------------------

STATUTORY U.S. TAX RATE                           34%           34%            34%
-----------------------------------------------------------------------------------------

INCREASE(DECREASE) RESULTING FROM:
-----------------------------------------------------------------------------------------

Non-deductible items                             ---           ---              1
Tax exempt income                                ---           ---             (3)
Local tax                                          6             5              1
Realization of federal net operating
 loss carryfoward                                ---           ---             (4)
Change in valuation allowance                     (3)          ---            ---
Other                                              2             2              1
-----------------------------------------------------------------------------------------

EFFECTIVE TAX RATE                                39%           41%            30%

=========================================================================================

Deferred tax assets (liabilities) are composed of the following at December 31:


DEFERRED TAX ASSETS:                                1996            1995
------------------------------------------------------------------------------
    Net operating loss carryfowards                 $1,503          $1,738
    Book bad debt reserves                           1,559           1,358
    Unearned income                                    177             155
    Net unrealized loss on securities                  160           -----
    Other                                              224             182
------------------------------------------------------------------------------
                                                    $3,623           3,433
    Less: valuation allowance                        -----           1,030
------------------------------------------------------------------------------

    TOTAL DEFERRED TAX ASSETS                        3,623           2,403

DEFERRED TAX LIABILITIES:
------------------------------------------------------------------------------

    Tax bad debt reserves                              731             581
    Net unrealized gain on securities
     available-for-sale                              -----              92
------------------------------------------------------------------------------

    TOTAL DEFERRED TAX LIABILITIES                     731             673
------------------------------------------------------------------------------

NET DEFERRED TAX ASSETS                             $2,892          $1,730
==============================================================================


         As discussed in Note 2, the valuation allowance established against the net operating loss carryforwards acquired through the purchase of GWBC was eliminated at the time of the merger of Franklin-VA with the Bank. The benefit derived from the elimination of the valuation allowance was applied first to the remaining goodwill related to the GWBC acquisition in the amount of $797 thousand and then to reduce income tax expense of approximately $233 thousand.

         Franklin has approximately $5.9 million net operating loss carryforwards at December 31, 1996 for federal income tax purposes. However, these net operating losses are limited to $4.2 million of amounts available as a result of ownership changes in the stock of the Bank. The amounts and expiration dates of future carryforwards for future years are as follows:

                           AVAILABLE
EXPIRATION DATE        NET OPERATING LOSS
---------------------------------------------
   2005                      $  664
   2006                       2,157
   2007                         626
   2008                         523
   2009                         122
   2010                         123
---------------------------------------------


CUMULATIVE                   $4,215
=============================================

NOTE 11- BENEFIT PLANS

         Franklin has a qualified 401(k) plan which allows substantially all employees to participate in this contributory savings plan after satisfaction of service requirements. The plan provides for an employee salary reduction feature pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are voluntary, and the employee can elect to defer up to 15% of their compensation, subject to certain limitations. The Bank provides a 100% matching contribution upon the first 4% of the employee's salary. For the years ended December 31, 1996, 1995 and 1994, Franklin contributed approximately $127 thousand, $110 thousand and $104 thousand, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are various commitments, legal proceedings, and contingencies. In the opinion of management, based on its review with counsel of these matters to date, disposition of all matters will not materially effect the consolidated financial position or results of operations of Franklin.

         The Bank leases facilities under operating leases with unaffiliated third parties which have expiration dates ranging from 1997 through 2009. Several of the leases have one or more renewal options. The leases require payment by the Bank of its proportionate share of real estate taxes and insurance on the leased properties. One lease agreement requires Franklin to pledge a certificate of deposit for $200,000 to the lessor as a security deposit. Rental expense aggregated $1.4 million, $1 million and $719 thousand in 1996, 1995 and 1994, respectively.

         Total future minimum annual rental payments under these agreements as of December 31, 1996 are as follows:


   1997                    $ 1,331
   1998                      1,106
   1999                      1,145
   2000                      1,190
   2001                      1,233
Thereafter                   4,243
-------------------------------------
                           $10,248
=====================================


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         Franklin is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement Franklin has in particular classes of financial instruments.

         Franklin's exposure to credit loss in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Franklin uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to lend are summarized as follows:

                                                  1996              1995
-----------------------------------------------------------------------------
Financial instruments whose
 contract amounts represent credit risk:
  Commitments to extend credit                   $84,776          $67,294
  Standby letters of credit                       10,576           10,377


         Collateral in the form of restricted cash accounts totalling $5.9 million and $4.1 million, as of December 31, 1996 and 1995, respectively, are maintained by Franklin with respect to these letters of credit. Primarily all of Franklin's outstanding commitments to lend have been issued at variable interest rates.

         Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Different assumptions could significantly affect these estimates of fair value. Accordingly, the net realizable value could be materially different from the estimates presented and should not be considered an indication of the fair value of Franklin taken as a whole.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS: The carrying amount approximates fair value.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS: The carrying amount approximates fair value.

SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY: For U.S. treasury securities, agencies, municipal and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not readily available, as is the case for the equity securities such as Federal Reserve Bank stock, management believes that the carrying amount approximates fair value.

LOANS: Fair values are estimated for categories of loans with similar financial characteristics. The fair value of loans is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND INTEREST PAYABLE: The carrying amount approximates fair value.

DEPOSITS: The fair value of demand deposits is the amount payable on demand exclusive of any value derived from retaining those deposits for an expected future period of time. This component of fair value is commonly referred to as a core deposit intangible and is neither considered in the fair value amounts nor is it recorded as an intangible asset in the statement of financial condition.

         NON-INTEREST BEARING DEPOSITS: The fair value of these deposits is the amount payable on demand at the reporting date.

         INTEREST BEARING DEPOSITS: The fair value of NOW, savings and money market accounts is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS: For these short-term instruments, the carrying amount approximates fair value.

OFF-BALANCE SHEET INSTRUMENTS: The fair value of commitments to extend credit and letters of credit, both standby and commercial, is assumed to equal the carrying value, which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

         The estimated fair values of Franklin's financial instruments at December 31 are as follows:


-----------------------------------------------------------------------------------------------------------------
                                                              1996                              1995
-----------------------------------------------------------------------------------------------------------------

                                                   CARRYING           FAIR           CARRYING           FAIR
FINANCIAL ASSETS:                                    VALUE            VALUE            VALUE            VALUE
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                            $ 22,468         $ 22,468         $ 21,811         $ 21,811
Federal funds sold and securities purchased
 under resale agreements                             71,800           71,800           47,875           47,875
Securities available-for-sale                        97,160           97,160           44,867           44,867
Securities held-to-maturity                          66,956           65,447           64,273           63,369
Loans, net of allowance                             228,739          228,953          178,207          180,234
Accrued interest receivable                           3,305            3,305            2,316            2,316

FINANCIAL LIABILITIES:
-----------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits                       123,197          123,197           90,454           90,454
Interest bearing deposits                           240,230          240,615          211,981          212,212
Securities sold under repurchase
 agreements                                          99,093           99,093           35,869           35,869
Accrued interest payable                                997              997              903              903
-----------------------------------------------------------------------------------------------------------------

NOTE 15 - REGULATORY REQUIREMENTS

         Franklin and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Franklin's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Franklin and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Franklin's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require Franklin and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that Franklin and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         Franklin's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                           FOR CAPITAL                   PROMPT CORRECTIVE
                                                  ACTUAL                ADEQUACY PURPOSES                ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                             AMOUNT    RATIO         AMOUNT            RATIO          AMOUNT             RATIO
-----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31,1996

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
                                                                     greater than   greater than
                                                                     or equal to    or equal to
  Franklin                                   $34,286    13.0%         $21,104            8.0%             N/A             N/A
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-DC                                 31,634    12.0%          21,104            8.0%          $26,381           10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
                                                                     greater than   greater than
                                                                     or equal to    or equal to
  Franklin                                   $30,982    11.7%         $10,552            4.0%            N/A              N/A
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-DC                                 28,329    10.7%          10,552            4.0%          $15,828            6.0%

TIER I CAPITAL (TO AVERAGE ASSETS)
                                                                     greater than   greater than
                                                                     or equal to    or equal to
  Franklin                                   $30,982     7.6%         $16,270            4.0%            N/A              N/A
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-DC                                 28,329     7.0%          16,270            4.0%          $20,337            5.0%

-----------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1995

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

                                                                     greater than   greater than
                                                                     or equal to    or equal to
 Franklin                                    $26,589    13.8%         $15,398            8.0%            N/A              N/A
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
 Franklin-DC                                  22,678    13.2%          13,767            8.0%          $17,209           10.0%
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
 Franklin-VA                                   2,405    11.7%           1,647            8.0%            2,059           10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)

                                                                     greater than   greater than
                                                                     or equal to    or equal to
  Franklin                                   $24,170    12.6%         $ 7,699            4.0%            N/A              N/A
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-DC                                 20,518    11.9%           6,884            4.0%          $10,326            6.0%
                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-VA                                  2,144    10.4%             824            4.0%            1,235            6.0%

TIER I CAPITAL (TO AVERAGE ASSETS)

                                                                     greater than   greater than
                                                                     or equal to    or equal to
  Franklin                                   $24,170     8.0%         $12,029            4.0%            N/A              N/A

                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-DC                                 20,518     7.5%          10,945            4.0%          $13,681            5.0%

                                                                     greater than   greater than    greater than     greater than
                                                                     or equal to    or equal to      or equal to     or equal to
  Franklin-VA                                  2,144     7.8%           1,095            4.0%            1,369            5.0%
-----------------------------------------------------------------------------------------------------------------------------------


         Franklin may not declare or pay any cash dividends except as directed by policies of the Federal Reserve System. Certain restrictions exist regarding the ability of the Bank to transfer funds to Franklin in the form of dividends, advances and loans. No such dividends, advances or loans have been made to Franklin.

NOTE 16 - FRANKLIN BANCORPORATION, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS

Presented below are the parent company only condensed financial statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                      DECEMBER 31,
------------------------------------------------------------------------------------------

                                                                 1996              1995
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------

Cash and cash equivalents                                       $ 2,703          $ 1,517
Investment in subsidiary                                         28,126           23,636
Goodwill, net                                                     1,115            1,241
Other assets                                                     ------                1
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $31,944          $26,395
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------

LIABILITIES                                                     $    51          $    10
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------

Common stock                                                        649              628
Capital surplus                                                  20,960           19,649
Retained earnings                                                10,488            5,965
Unrealized (loss) gain in subsidiary's
 securities available-for-sale                                     (204)             143
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       31,893           26,385

------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $31,944          $26,395
==========================================================================================

CONDENSED STATEMENTS OF INCOME

                                                            YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------

                                                    1996             1995              1994
-----------------------------------------------------------------------------------------------

INTEREST INCOME                                    $-----           $-----            $    4
-----------------------------------------------------------------------------------------------

Amortization of goodwill                              126              126               126
Other expenses                                        251              149                81
-----------------------------------------------------------------------------------------------

TOTAL EXPENSE                                         377              275               207
-----------------------------------------------------------------------------------------------

Loss before income tax benefit and
 equity in undistributed net income
 of subsidiary                                       (377)            (275)             (203)

Income tax benefit                                     64               42             -----

Equity in undistributed net income
 of subsidiary                                      4,836            3,616             2,634
-----------------------------------------------------------------------------------------------

NET INCOME                                         $4,523           $3,383            $2,431
===============================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------

                                                              1996             1995           1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------

Net income                                                  $ 4,523          $ 3,383         $ 2,431

Adjustments to reconcile net income
 to net cash used in operating
    activities:
 Amortization                                                   126              126             126
 Equity in income of subsidiary                              (4,836)          (3,616)         (2,634)
 Change in other assets                                           1               65             (65)
 Change in liabilities                                           40                4          ------
--------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING
    ACTIVITIES                                                 (146)             (38)           (142)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------

Acquisition of The George Washington
 Banking Corporation                                         ------             (756)         ------
--------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                        ------             (756)         ------
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------

Proceeds from issuance of common stock                        1,332              164          ------
--------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                   1,332              164          ------
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             1,186             (630)           (142)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                      1,517            2,147           2,289
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                                       $ 2,703          $ 1,517          $2,147

--------------------------------------------------------------------------------------------------------

NOTE -17  QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial results for Franklin are as follows:


                                                        1996 - THREE MONTHS ENDED,
---------------------------------------------------------------------------------------------------------

                                           DECEMBER 31      SEPTEMBER 30      JUNE 30         MARCH 31

---------------------------------------------------------------------------------------------------------

Interest income                             $8,167           $7,957           $6,736           $6,480
Interest expense                             3,144            2,939            2,520            2,447

---------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                          5,023            5,018            4,216            4,033

---------------------------------------------------------------------------------------------------------

Provision for loan losses                    -----            -----            -----               27
Gains on sales of securities                 -----            -----               31            -----
Other operating income                         554              437              394              354
Other operating expense                      3,373            3,607            2,898            2,774

---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE             2,204            1,848            1,743            1,586
Income tax expense                             918              627              691              622

---------------------------------------------------------------------------------------------------------

NET INCOME                                  $1,286           $1,221           $1,052           $  964

---------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE                        $ 0.19           $ 0.18           $ 0.16           $ 0.15

=========================================================================================================


                                                        1995 - THREE MONTHS ENDED,

---------------------------------------------------------------------------------------------------------
                                           DECEMBER 31      SEPTEMBER 30     JUNE 30          MARCH 31

---------------------------------------------------------------------------------------------------------
Interest income                             $6,127           $5,834           $5,611           $4,892
Interest expense                             2,314            2,079            2,048            1,740

---------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                          3,813            3,755            3,563            3,152

---------------------------------------------------------------------------------------------------------

Provision for loan losses                    -----               46               55               80
Gains on sales of securities                 -----               46                8            -----
Other operating income                         362              419              351              275
Other operating expense                      2,761            2,598            2,462            2,035

---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE             1,414            1,576            1,405            1,312
Income tax expense                             567              614              558              585

---------------------------------------------------------------------------------------------------------

NET INCOME                                  $  847           $  962           $  847           $  727

---------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE                        $ 0.13           $ 0.15           $ 0.13           $ 0.13

=========================================================================================================

INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Franklin Bancorporation





         We have audited the accompanying consolidated statements of financial condition of Franklin Bancorporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Bancorporation and subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.
Washington, D. C.
February 7, 1997

INDEPENDENT AUDITORS' REPORT



The Board of Directors and
Stockholders of Franklin Bancorporation, Inc.



         In our opinion, the consolidated statements of operatons, of changes in stockholders' equity and of cash flows for the year ended December 31, 1994 (appearing on pages 28 through 55 of the Franklin Bancorporation, Inc. Annual Report on Form 10-K for the year ended December 31, 1996) present fairly,in all material respects, the results of operations and cash flows of Franklin Bancorporation, Inc. ("the Company") and its subsidiary for the year ended December 31, 1994,in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of the Company and its subsidiary for any period subsequent to December 31, 1994.





Price Waterhouse L.L.P.
Washington, D.C.
February 3, 1995

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III



         The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of Franklin's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Executive Compensation" contained in Franklin's definitive Proxy Statement.


                                    PART IV

ITEM 14 -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.    Financial Statements: See Item 8.

         2.    Financial Statement Schedules: None

         3.    Exhibits:

                2.1 Prospectus and Proxy Statement on Agreement and Plan of Merger dated July 13, 1994 re: Merger between Franklin Bancorporation, Inc. and The George Washington Banking Corporation (5)

                3.1 Certificate of Incorporation (as amended) and Bylaws of Franklin. (1)

               10.1 Lease dated September 22, 1982 between Sidley & Austin and Franklin-DC re: 1722 I (Eye) Street, N.W.
                          (2)

               10.2 Letter agreement dated April 22, 1983 between Sidley & Austin and Franklin - DC amending lease re: 1722 I
                          (Eye) Street, N.W. (2)

               10.3 First Amendment to Lease dated December 27, 1984 between Sidley & Austin and Franklin - DC re: 1722 I
                          (Eye) Street, N.W. (2)

               10.4 Second Amendment to Lease dated September 15, 1992 between Sidley & Austin and Franklin - DC re: 1722 I
                          (Eye) Street, N.W. (2)

               10.5 Lease dated March 20, 1989 between Second National Federal Savings Bank and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

                10.6 Agreement dated June 12, 1992 between Second National Federal Savings Bank and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

                10.7 Lease Assignment and Assumption Agreement dated June 12, 1992 among Second National Federal Savings Bank, Franklin-DC, and Rhode Island & M Associates re:
                          1730 Rhode Island Avenue, N.W.  (2)

                10.8 Note dated June 12, 1992 from Franklin - DC to Second National Federal Savings Bank re: 1730 Rhode Island Avenue, N.W. (2)

                10.9 Bill of Sale dated June 12, 1992 from Second National Federal Savings Bank to Franklin - DC re: 1730 Rhode Island Avenue, N.W. (2)

               10.10 Supplement to Lease dated June 13, 1992 between Franklin - DC and Rhode Island & M Associates re:
                          1730 Rhode Island Avenue, N.W. (2)

               10.11 Lease Agreement dated as of November 30, 1992 between GLN Associates and Franklin - DC re: 1300 Wisconsin Avenue, N.W., with Unconditional Guarantee by Franklin. (2)

               10.12 Stock Purchase Agreement dated as of November 30, 1988, among Franklin, Franklin - DC and Joel N. Fernebok. (2)

               10.13      Amended and Restated Stock Option Plan of Franklin.
                          (3)

               10.14 Lease Agreement dated November 2, 1994 between Northend Associated Limited Partnership and Franklin
                          - DC re: 1316 and U Street, N.W. (4)

               10.15 Computer Service Agreement dated February 22, 1995 between M&I Data Services, Inc. and Franklin - DC re:
                          Data Processing. (4)

               10.16 Release, Assumption, Assignment and Amendment Agreement dated March 6, 1995 between NationsBank, N.A., Franklin - DC and 601 Thirteenth Street, N. W. Associates Limited Partnership re: 601 13th Street, N.W. (7)

               10.17 Lease Agreement dated August 30, 1995 between 5301 Wisconsin Avenue Associates Limited Partnership and Franklin - DC re: 5301 Wisconsin Avenue, N. W. (7)

               10.18 Lease Agreement dated November 17, 1995 between Tysons II Development Co. Limited Partnership and Franklin - VA re: 1650 Tysons Boulevard. (7)

               10.19      Nondiscretionary Stock Option Plan.

               10.20 Stock Subscription Agreement dated December 27, 1996 by and among Franklin Bancorporation, Rock Creek Corporation and Elias F. Aburdene.

               10.21 Lease Agreement dated May 28, 1996 between Bay Limited Partnership and Franklin-VA. Re: 7200 Wisconsin Avenue.

               10.22 Agreement of Sublease dated March 29, 1996 between Thomas Cook Currency Services, Inc. and Franklin-DC
                          Re: 1800 K Street, N.W., Suite 929.

               10.23 Letter Agreement dated September 15, 1995 between Franklin and William J. Ridenour Re: GWBC Options.(6)

               10.24 Letter agreement dated September 27, 1995 between Franklin and Leslie T. Proctor Re: GWBC Options.(6)

               11.1       Computation of primary and fully diluted Earnings
                          Per Share.

               21.1       Subsidiaries of the Registrant
                          Franklin National Bank of Washington, D.C.

               23.1       Consent of Coopers & Lybrand L.L.P.

               23.2       Consent of Price Waterhouse L.L.P.


(b)      Reports on Form 8-K:  None

--------------------------------

(1) Filed as an Exhibit of the same number to Franklin's proxy statement prospectus/offer to exchange on Form S-4, registration No. 33-46835 and incorporated herein by reference.

(2) Incorporated by reference from Franklin's Annual Report in Form 10-K for the fiscal year ended December 31, 1992.

(3) Incorporated by reference from Franklin's Proxy Statement with regard to its 1993 meeting of stockholders filed on November 23, 1993.

(4) Incorporated by reference from Franklin's Annual Report in Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference from Form S-4 Registration Statement No. 33-83220 filed on August 24, 1994.

(6) Incorporated by reference from Form S-8 Registration Statement filed on May 14, 1996.

(7) Incorporated by reference from Franklin's Annual Report in Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          FRANKLIN BANCORPORATION, INC.

                                          By:  Robert P. Pincus
                                               ---------------------------
                                               Robert P. Pincus
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----
Robert P. Pincus                President, Chief                  March 28, 1997
------------------------        Executive Officer,
Robert P. Pincus                and Director
                                (Principal Executive Officer)


Joseph R. Schuble, Sr.          Chairman of the Board             March 28, 1997
------------------------        and Director
Joseph R. Schuble, Sr.


Diane M. Begg                   Senior Vice President and         March 28, 1997
------------------------        Chief Financial Officer
Diane M. Begg                   (Principal Financial and
                                Accounting Officer)


George Chopivsky, Jr.           Director                          March 28, 1997
------------------------
George Chopivsky, Jr.


Joseph B. Gildenhorn            Director                          March 28, 1997
------------------------
Joseph B. Gildenhorn


Stephen S. Haas                 Director                          March 28, 1997
------------------------
Stephen S. Haas


Susan B. Hepner                 Director                          March 28, 1997
------------------------
Susan B. Hepner


H. Peter Larson, III            Director                          March 28, 1997
------------------------
H. Peter Larson, III


Gant Redmon                     Director                          March 28, 1997
------------------------
Gant Redmon


James C. Stearns                Director                          March 28, 1997
------------------------
James C. Stearns

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                                               PAGE NUMBER
--------------                                                               -----------
 10.19            Nondiscretionary Stock Option Plan

 10.20            Stock Subscription Agreement dated December 27,
                  1996 by and among Franklin Bancorporation, Rock
                  Creek Corporation and Elias F. Aburdene

 10.21            Lease Agreement dated May 28, 1996 between Bay
                  Limited Partnership and Franklin-VA Re: 7200
                  Wisconsin Avenue.

 10.22            Agreement of Sublease dated March 29, 1996 between
                  Thomas Cook Currency Services, Inc. and Franklin-DC
                  Re: 1800 K Street, N.W., Suite 929.

  11.1 Computation of primary and fully diluted earnings per share

  23.1            Consent of Coopers & Lybrand L.L.P.

  23.2            Consent of Price Waterhouse L.L.P.