Form 10-Q
period 1997-03-31
FRANKLIN BANCORPORATION INC
filed 1997-05-14
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended
         March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 0 - 20880
                           Filing Date: May 14, 1997

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

                                        YES (X)          NO ( )

The total number of shares outstanding of the Registrant's common stock, par value $0.10 per share, as of May 8, 1997 was 6,487,694.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                                 March 31, 1997

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS
      (a) Consolidated Statements of Financial Condition...............    3
      (b) Consolidated Statements of Income............................    4
      (c) Consolidated Statements of Cash Flows........................    5
      Notes to Consolidated Financial Statements.......................    6




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................    9




PART II. OTHER INFORMATION.............................................   13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(a)   Consolidated Statements of Financial Condition
      (Dollars in thousands, except per share data)

                                                                     UNAUDITED
                                                                     MARCH 31,                   DECEMBER 31,
ASSETS                                                                  1997                        1996
------                                                               ----------                  -----------
Cash and due from banks                                             $  25,213                    $ 22,468
Federal funds sold and securities purchased
 under resale agreements                                               38,800                      71,800

Securities available-for-sale                                          99,011                      97,160
Securities held-to-maturity                                            79,027                      66,956
                                                                    ----------                   ---------

   Securities                                                         178,038                     164,116

Loans, net of unearned income                                         235,428                     232,581
 Less: allowance for loan losses                                       (4,029)                     (3,842)
                                                                    ----------                   ---------

   Loans, net                                                         231,399                     228,739

Accrued interest receivable                                             3,561                       3,305
Premises and equipment, net                                             2,470                       2,504
Goodwill, net                                                           1,083                       1,115
Other assets                                                            4,399                       3,770
                                                                    ----------                   ---------

TOTAL ASSETS                                                         $484,963                    $497,817
                                                                    ==========                   =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES:
------------
Non-interest bearing deposits                                        $ 94,354                    $123,197
Interest bearing deposits                                             256,956                     240,230
                                                                    ----------                   ---------

   Total deposits                                                     351,310                     363,427

Securities sold under repurchase agreements                            97,170                      99,093
Accrued interest payable                                                1,060                         997
Other liabilities                                                       2,943                       2,407
                                                                    ----------                   ---------

   Total liabilities                                                  452,483                     465,924
                                                                    ----------                   ---------

STOCKHOLDERS' EQUITY:
---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,487,694 and 6,485,944
 shares issued and outstanding, respectively                              649                         649
Capital surplus                                                        20,975                      20,960
Retained earnings                                                      11,871                      10,488
Unrealized loss on securities
 available-for-sale                                                    (1,015)                       (204)
                                                                    ----------                   ---------

   Total stockholders' equity                                          32,480                      31,893
                                                                    ----------                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $484,963                    $497,817
                                                                    ==========                   =========

The accompanying condensed notes are an integral part of these financial statements.

(b) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                      1997                     1996
                                                                      ----                     ----
INTEREST INCOME:
----------------
Interest and fees on loans                                          $5,329                    $4,429
Interest and dividends on securities                                 2,514                     1,634
Interest on federal funds sold and securities
 purchased under resale agreements                                     451                       417
                                                                    -------                   -------
   Total interest income                                             8,294                     6,480
                                                                    -------                   -------

INTEREST EXPENSE:
-----------------
Interest on deposits                                                 2,314                     2,100
Interest on securities sold under
 repurchase agreements                                                 909                       347
                                                                    -------                   -------

   Total interest expense                                            3,223                     2,447
                                                                    -------                   -------

   Net interest income                                               5,071                     4,033

Provision for loan losses                                              130                        27
                                                                    -------                   -------

Net interest income after provision
 for loan losses                                                     4,941                     4,006
                                                                    -------                   -------

NON-INTEREST INCOME:
--------------------
Service charges on deposits                                            332                       241
Other fee income                                                       194                       113
                                                                    -------                   -------

   Total non-interest income                                           526                       354
                                                                    -------                   -------

NON-INTEREST EXPENSE:
---------------------
Compensation and employee benefits                                   1,762                     1,528
Occupancy                                                              469                       380
Furniture and equipment                                                225                       189
Goodwill amortization                                                   32                        46
Other                                                                  712                       631
                                                                    -------                   -------
   Total non-interest expense                                        3,200                     2,774
                                                                    -------                   -------

Income before income tax expense                                     2,267                     1,586

Income tax expense                                                     884                       622
                                                                    -------                   -------

NET INCOME                                                          $1,383                    $  964
                                                                    =======                   =======

PRIMARY EARNINGS PER SHARE:(1)
------------------------------
Net Income                                                          $ 0.20                    $ 0.15

FULLY DILUTED EARNINGS PER SHARE (1)
------------------------------------
Net Income                                                          $ 0.20                    $ 0.15


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows (Unaudited)
    (Dollars in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     ------------------
                                                                              1997                     1996
                                                                              ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                    $  1,383               $    964
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                          130                     27
Depreciation and amortization                                                      182                    205
Change in accrued interest receivable and
 other assets                                                                     (145)                     1
Change in accrued interest payable and other
 liabilities                                                                       599                    670
                                                                              ---------              ---------

Net cash provided by operating activities                                        2,149                  1,867
                                                                              ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of securities available-for-sale                                      (7,307)               (17,480)
Proceeds from maturities/principal paydowns
 of securities available-for-sale                                                4,126                  6,893
Purchases of securities held-to-maturity                                       (12,766)                 -----
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                                    705                    984
Net increase in loans receivable                                                (2,966)                (3,308)
Additions to premises and equipment, net                                          (171)                  (347)
                                                                              ----------             ---------

Net cash used in investing activities                                          (18,379)               (13,258)
                                                                              ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net decrease in deposits                                                       (12,117)               (19,843)
Net change in securities sold under
 repurchase agreements                                                          (1,923)                 7,479
Proceeds from issuance of common stock                                              15                    151
                                                                             ----------              ---------

Net cash used in financing activities                                          (14,025)               (12,213)
                                                                             ----------              ---------

Net decrease in cash and cash equivalents                                      (30,255)               (23,604)

Cash and cash equivalents at beginning
 of period                                                                      94,268                 69,686
                                                                             ----------              ---------

Cash and cash equivalents at end of period                                   $  64,013               $ 46,082
                                                                             ==========              =========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 1997 (unaudited) (in thousands)


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

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                               March 31, 1997                December 31, 1996
                                               --------------                -----------------
                                           Amortized         Market          Amortized   Market
SECURITIES AVAILABLE-FOR-SALE                Cost            Value             Cost      Value
-----------------------------              ---------        -------          ---------  -------
U.S. treasury securities                   $ 18,729         $18,572          $19,712    $19,907
U.S. government agencies                     71,396          70,165           67,393     67,070
Step-up and structured notes                  5,933           5,645            5,928      5,717
Mortgage-backed securities                    2,515           2,427            2,643      2,588
Equity securities                             2,202           2,202            1,878      1,878
                                           ---------        --------         --------   --------

Total                                      $100,775         $99,011          $97,554    $97,160
                                           =========        ========         ========   ========


                                                  March 31,1997               December 31, 1996
                                                  -------------               -----------------
                                           Amortized         Market          Amortized   Market
SECURITIES HELD-TO-MATURITY                  Cost            Value             Cost      Value
---------------------------                ---------        -------          ---------  -------
U.S. treasury securities                   $15,945          $15,700          $12,975    $12,840
U.S. government agencies                    11,414           11,201            4,983      4,921
Mortgage-backed securities                  36,548           35,155           37,248     36,014
States and political subdivisions           15,120           14,951           11,750     11,672
                                           --------         --------         --------   --------

Total                                      $79,027          $77,007          $66,956    $65,447
                                           ========         ========         ========   ========

3.  Loans.

    Major categories of loans are as follows:

                                                   March 31,       December 31,
                                                     1997             1996
                                                   --------        -----------
Real Estate
   Commercial                                      $ 45,532         $ 44,136
   Construction and development                      15,265           15,243
   Residential mortgage                              21,595           18,768
                                                   ---------        ---------

         Total Real Estate                           82,392           78,147

Commercial and Industrial                           139,103          140,544

Consumer
   Consumer                                           9,621            9,800
   Home equity                                        4,741            4,526
                                                   ---------        ---------

         Total Consumer                              14,362           14,326

Total                                               235,857          233,017
                                                   ---------        ---------

Unearned income                                        (429)            (436)
                                                   ---------        ---------

Loans, net of unearned income                      $235,428         $232,581
                                                   ---------        ---------


At March 31, 1997, impaired loans totaled $721,000 with a corresponding valuation allowance of $267,000. Primarily all of the loans deemed to be impaired are commercial loans.

For the quarter ended March 31, 1997, the average recorded investment in impaired loans was approximately $749,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $20,000 would have been recorded during the first three months of 1997. Franklin did not recognize any interest on impaired loans during quarter.

At March 31, 1997, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. Loans 90 days or more past due which were still accruing interest totaled $318,000.

Changes in the allowance for loan losses for the three months ended March 31, 1997 are as follows:

Balance, January 1                                          $3,842

Charge-offs:
   Real Estate                                                ----
   Commercial                                                   (8)
   Consumer                                                     (9)
                                                            --------

Total                                                          (17)
                                                            --------

Recoveries:
   Real Estate                                                  26
   Commercial                                                   47
   Consumer                                                      1
                                                            -------

Total                                                           74
                                                            -------

Net recoveries                                                  57

Provision for loan losses                                      130

Balance, March 31                                           $4,029
                                                            =======

Net charge-offs to average loans                            (0.02)%


Franklin National Bank,in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:

Balance, January 1, 1997                   $ 5,427
   New loans                                 6,942
   Repayments                                 (888)
                                           --------

Balance, March 31, 1997                    $11,481
                                           ========

There were no loans to directors, officers or related parties that were impaired as of March 31, 1997.

4.  Time deposits, including IRA's, are as follows:

                                                           March 31,     December 31,
                                                              1997           1996
                                                          ----------     ------------
Certificates less than $100,000                             $15,081          $14,673
Certificates of $100,000 or more                             89,988           64,757


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL SUMMARY

Net income for the three months ended March 31, 1997, increased by 43% to $1.38 million or $0.20 per share compared to $964 thousand or $0.15 per share for the same period in 1996. Returns on average assets and average equity for the first quarter of 1997 were 1.21% and 17.30%, respectively, compared to 1.11% and 14.39% for the same period in 1996.

Contributing to the increase in earnings for the first quarter of 1997 were improvements in net interest income and growth in service charges and other fee income. The earnings improvement was partially offset by increases in the provision for loan losses and in compensation and occupancy expenses as Franklin expanded its branch network into Bethesda, Maryland.

Franklin's total assets decreased to $485 million at March 31, 1997 compared to $497.8 million at December 31, 1996, a decrease of $12.8 million or 2.6%. This is fairly typical for Franklin as total assets normally surge in December of each year, decline slightly during the first quarter and then increase through the remaining quarters of the year. As compared to March 31, 1996, total assets increased 36% from $356.2 million to $485 million.

The decline in assets during the first quarter of 1997 occurred primarily in Federal funds sold and securities purchased under resale agreements. These short-term investments decreased by $33 million, or 46% from $71.8 million at December 31, 1996 to $38.8 million at March 31, 1997. This decline was anticipated at year-end as Franklin's deposits increased by $69 million in December, 1996. Of the $33 million decline, approximately $14 million funded depositors' withdrawals, $14 million was added to the securities portfolios and $3 million was added to the loan portfolio.

Loans outstanding at March 31, 1997 totaled $235.4 million, a 1.2% increase over loans at year end 1996 of $232.6 million. Franklin's loan to deposit ratio, a key measure of liquidity, remains conservative at 67% as compared to 64% on December 31, 1996, which management believes will provide Franklin the ability to continue to meet the borrowing needs of its customers.

Total securities were $178 million as of March 31, 1997, an increase of $13.9 million, or 8%, over total securities of $164.1 million at December 31, 1996. Additions were made primarily in the held-to-maturity securities portfolio.

Total deposits and customer repurchase agreements were $448.5 million at March 31, 1997 compared to $462.5 million at December 31, 1996, representing a decrease of 3%. Franklin's deposit mix at March 31, 1997 included $94.4 million in non-interest bearing deposits, representing 27% of total deposits, the same percentage of total deposits at December 31, 1996.

Stockholders' equity at March 31, 1997 totaled $32.5 million compared to $31.9 million at December 31, 1996. Book value per share of common stock on March 31, 1997 was $5.01 per share compared to $4.92 per share at December 31, 1996. Stockholders' equity was positively impacted by the retention of earnings and negatively impacted by the increase in the unrealized loss on the available-for-sale securities portfolio.

EARNINGS ANALYSIS

Net interest income

Net interest income is Franklin's primary source of earnings and represents the difference between interest and fees earned on earnings assets and the interest paid on deposits and other interest bearing liabilities. Net interest income totaled $5.07 million for the first three months of 1997 compared to $4.03 million for the same period of 1996, an increase of 26%. The improvements in net interest income were primarily attributable to a higher volume of earning assets. Average earning assets increased 32% to $434.2 million for the three months ended March 31, 1997 as compared to $328 million for the three months ended March 31, 1996. Of that growth, 44% occurred in Franklin's loan portfolio, its highest yielding asset and 53% occurred in the securities portfolios.

Total interest income increased $1.8 million, or 28%, to $8.3 million for the first three months of 1997 as compared to $6.5 million for the same period of 1996, with 50%, or $900 thousand, of that increase occurring in interest and fees on loans. Interest expense increased $776 thousand, or 33%, to $3.2 million for the first three months of 1997 as compared to $2.4 million for the same period of 1996. The increase is primarily due to volume increases in average interest bearing liabilities which grew 34% to $327.1 million for the three months ended March 31, 1997 as compared to $244.4 million for the same period in 1996.

As a result of competitive market pressures on loan and deposit rates and a slight change in Franklin's asset mix, Franklin's net interest margin declined to 4.80% for the three months ended March 31, 1997 as compared to 4.95% for the same period one year ago. For the first quarter of 1997, Franklin's average earning assets consisted of 53% loans, 39% securities and 8% short-term investments as compared to 56% loans, 35% securities and 9% short-term investments during the first quarter of 1996. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, to sustain and improve its margin.

Non-interest income

Non-interest income increased $172 thousand, or 49%, from $354 thousand for the three months ending March 31, 1996 to $526 thousand for the same period ending March 31, 1997. The increases are a result of Franklin's growing customer base, as well as the continued expansion of commercial deposit product offerings, such as cash management and payroll processing services, and foreign currency exchange services.

Non-interest expense

Total non-interest expense of $3.2 million for the three months ended March 31, 1997 increased $426 thousand, or 15%, compared to $2.8 million for the same period in 1996. The components of this increase were as follows: compensation and employee benefits $234 thousand, or 55% of the increase, occupancy and furniture and equipment expense $125 thousand, or 29%, and other operating expense $67 thousand, or 16%. The increases in all expense categories over 1996 levels are primarily due to Franklin's geographic expansion efforts which included branch openings in Tysons, Virginia and Bethesda, Maryland.


ASSET QUALITY

Asset quality has continued to improve, however, due to the growth of the loan portfolio and the reductions in loan recoveries, Franklin has deemed it prudent to increase provisions for loan losses to $130 thousand for the three months ended March 31, 1997 as compared to $27 thousand for the same period one year ago. For the three months ended March 31, 1997, Franklin recognized net loan recoveries of $57 thousand, as Franklin received payments from loans charged-off in prior years. This compares to first quarter 1996 net loan recoveries of $277 thousand. At March 31, 1997, the allowance for loan losses represented 1.71% of total loans as compared to 1.70% at December 31, 1996.

Non-performing assets decreased to $897 thousand at March 31, 1997 from $908 thousand at December 31, 1996, representing 0.38% of total loans on March 31, 1997 as compared to 0.39% of total loans on December 31, 1996. The allowance for loan losses as a percentage of non-performing assets increased from 423% on December 31, 1996 to 449% on March 31, 1997. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.


RECENT ACCOUNTING DEVELOPMENTS

In February of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. The statement establishes standards for computing and presenting earnings per share and is required to be adopted in Franklin's financial statements for the year ended December 31, 1997. The statement is not expected to have a material impact on Franklin's financial results.

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



 May 8, 1997                               Robert P. Pincus
------------------                         -------------------------------------
      Date                                 Robert P. Pincus
                                           President and Chief Executive Officer


 May 8, 1997                               Diane M. Begg
------------------                         -------------------------------------
      Date                                 Diane M. Begg
                                           Senior Vice President and Chief
                                            Financial Officer