Form 10-Q
period 1997-06-30
FRANKLIN BANCORPORATION INC
filed 1997-08-14
CIK 875986

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 0 - 20880
                          Filing Date: August 14, 1997

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

                                               YES (X)          NO ( )

The total number of shares outstanding of the Registrant's common stock, par value $0.10 per share, as of August 8, 1997 was 6,487,794.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                                 June 30, 1997

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                PAGE
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Financial Condition....................3
         (b) Consolidated Statements of Income.................................4
         (c) Consolidated Statements of Cash Flows.............................5
         Notes to Consolidated Financial Statements............................6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9




PART II.         OTHER INFORMATION............................................14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
(a)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except per share data)

                                                                    UNAUDITED
                                                                     JUNE 30,                 DECEMBER 31,
ASSETS                                                                 1997                      1996
------                                                              ----------                -----------
Cash and due from banks                                             $ 18,989                  $ 22,468
Federal funds sold and securities purchased
 under resale agreements                                              32,000                    71,800

Securities available-for-sale                                         97,316                    97,160
Securities held-to-maturity                                           80,374                    66,956
                                                                    ---------                 ---------

   Securities                                                        177,690                   164,116

Loans, net of unearned income                                        242,249                   232,581
 Less: allowance for loan losses                                      (3,857)                   (3,842)
                                                                    ---------                 ---------

   Loans, net                                                        238,392                   228,739

Accrued interest receivable                                            3,932                     3,305
Premises and equipment, net                                            2,510                     2,504
Goodwill, net                                                          1,052                     1,115
Other assets                                                           3,899                     3,770
                                                                    ---------                 ---------

TOTAL ASSETS                                                        $478,464                  $497,817
                                                                    =========                 =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES:
------------
Non-interest bearing deposits                                       $102,597                  $123,197
Interest bearing deposits                                            246,508                   240,230
                                                                    ---------                 ---------

   Total deposits                                                    349,105                   363,427

Securities sold under repurchase agreements                           90,925                    99,093
Accrued interest payable                                               1,221                       997
Other liabilities                                                      2,568                     2,407
                                                                    ---------                 ---------

   Total liabilities                                                 443,819                   465,924
                                                                    ---------                 ---------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,487,694 and 6,485,944
 shares issued and outstanding, respectively                             649                       649
Capital surplus                                                       20,975                    20,960
Retained earnings                                                     13,292                    10,488
Unrealized loss on securities available-for-sale                        (271)                     (204)
                                                                    ---------                 ---------

   Total stockholders' equity                                         34,645                    31,893
                                                                    ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $478,464                  $497,817
                                                                    =========                 ========

The accompanying condensed notes are an integral part of these financial statements.

(b) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                            ------------------------          ----------------------
                                                             1997             1996              1997          1996
                                                             ----             ----              ----          ----
INTEREST INCOME:
----------------
Interest and fees on loans                                  $5,624           $4,409           $10,953       $ 8,838
Interest and dividends on securities                         2,681            1,896             5,195         3,530
Interest on federal funds sold and securities
 purchased under resale agreements                             336              431               787           848
                                                            -------          -------          --------      --------
   Total interest income                                     8,641            6,736            16,935        13,216
                                                            -------          -------          --------      --------

INTEREST EXPENSE:
-----------------
Interest on deposits                                         2,493            2,020             4,807         4,120
Interest on securities sold under
 repurchase agreements                                       1,002              500             1,911           847
                                                            -------          -------          --------      --------

   Total interest expense                                    3,495            2,520             6,718         4,967
                                                            -------          -------          --------      --------

   Net interest income                                       5,146            4,216            10,217         8,249

Provision for loan losses                                       55                0               185            27
                                                            -------          -------          --------      --------

Net interest income after provision
 for loan losses                                             5,091            4,216            10,032         8,222
                                                            -------          -------          --------      --------

NON-INTEREST INCOME:
--------------------
Service charges on deposits                                    339              250               671           491
Other fee income                                               242              144               436           257
Gains on sales of securities, net                                0               31                 0            31
                                                            -------          -------          --------      --------

   Total non-interest income                                   581              425             1,107           779
                                                            -------          -------          --------      --------

NON-INTEREST EXPENSE:
---------------------
Compensation and employee benefits                           1,737            1,532             3,499         3,060
Occupancy                                                      483              402               952           782
Furniture and equipment                                        249              193               474           382
Goodwill amortization                                           31               46                63            92
Other                                                          837              725             1,549         1,356
                                                            -------          -------          --------      --------
   Total non-interest expense                                3,337            2,898             6,537         5,672
                                                            -------          -------          --------      --------

Income before income tax expense                             2,335            1,743             4,602         3,329

Income tax expense                                             914              691             1,798         1,313
                                                            -------          -------          --------      --------

NET INCOME                                                  $1,421           $1,052           $ 2,804       $ 2,016
                                                            =======          =======          ========      ========

PRIMARY EARNINGS PER SHARE:(1)
------------------------------
Net Income                                                  $ 0.21           $ 0.16           $  0.41       $  0.31

FULLY DILUTED EARNINGS PER SHARE:(1)
------------------------------------
Net Income                                                  $ 0.21           $ 0.16           $  0.40       $  0.31


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(c)  Consolidated Statements of Cash Flows (Unaudited)
     (Dollars in thousands)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             -----------------
                                                                      1997                       1996
                                                                      ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                          $  2,804                   $  2,016
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                185                         27
Depreciation and amortization                                            365                        449
Gains on sales of securities, net                                     ------                        (31)
Change in accrued interest receivable and
 other assets                                                           (533)                       227
Change in accrued interest payable and other
 liabilities                                                             385                        582
                                                                    ---------                  --------

Net cash provided by operating activities                              3,206                      3,270
                                                                    ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of securities available-for-sale                           (10,387)                   (49,691)
Proceeds from sales of securities available-for-sale                 -------                      7,018
Proceeds from maturities/principal paydowns of
 securities available-for-sale                                        10,207                      9,805
Purchases of securities held-to-maturity                             (15,165)                    (3,980)
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                        1,775                      4,979
Net increase in loans receivable                                     (10,014)                   (12,530)
Additions to premises and equipment, net                                (426)                      (580)
                                                                    ----------                 ---------

Net cash used in investing activities                                (24,010)                   (44,979)
                                                                    ----------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net change in deposits                                               (14,322)                     4,333
Net change in securities sold under
 repurchase agreements                                                (8,168)                    15,103
Proceeds from issuance of common stock                                    15                        214
                                                                    ---------                  ---------

Net cash (used in)/provided by financing activities                  (22,475)                    19,650
                                                                    ---------                  ---------

Net decrease in cash and cash equivalents                            (43,279)                   (22,059)

Cash and cash equivalents at beginning
 of period                                                            94,268                     69,686
                                                                    ---------                  --------

Cash and cash equivalents at end of period                          $ 50,989                   $ 47,627
                                                                    =========                  ========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 1997 (unaudited) (in thousands)


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

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                                     June 30, 1997              December 31, 1996
                                                     --------------             -----------------
                                                 Amortized       Market       Amortized       Market
SECURITIES AVAILABLE-FOR-SALE                      Cost          Value          Cost          Value
-----------------------------                    ---------      -------       ---------      -------
U.S. treasury securities                         $18,744        $18,827       $19,712        $19,907
U.S. government agencies                          65,415         65,079        67,393         67,070
Step-up and structured notes                       5,938          5,737         5,928          5,717
Mortgage-backed securities                         2,433          2,400         2,643          2,588
States and political subdivisions                  3,080          3,071        ------         ------
Equity securities                                  2,202          2,202         1,878          1,878
                                                 --------       --------      --------       --------

Total                                            $97,812        $97,316       $97,554        $97,160
                                                 ========       ========      ========       ========


                                                     June 30, 1997              December 31, 1996
                                                    --------------              -----------------
                                                 Amortized       Market       Amortized       Market
SECURITIES HELD-TO-MATURITY                        Cost          Value          Cost          Value
---------------------------                      ---------      -------       ---------      -------
U.S. treasury securities                         $15,950        $15,843       $12,975        $12,840
U.S. government agencies                          11,419         11,383         4,983          4,921
Mortgage-backed securities                        35,485         34,180        37,248         36,014
States and political subdivisions                 17,520         17,479        11,750         11,672
                                                 --------       --------      --------       --------

Total                                            $80,374        $78,885       $66,956        $65,447
                                                 ========       ========      ========       ========

3.  Loans.

    Major categories of loans are as follows:

                                                  June 30,          December 31,
                                                    1997                1996
                                                 ---------          -----------
Real Estate
   Commercial                                    $ 44,375             $ 44,136
   Construction and development                    15,981               15,243
   Residential mortgage                            27,547               18,768
                                                 ---------            ---------

         Total Real Estate                         87,903               78,147

Commercial and Industrial                         138,530              140,544

Consumer
   Consumer                                        11,432                9,800
   Home equity                                      4,825                4,526
                                                 ---------            ---------

         Total Consumer                            16,257               14,326

Total                                             242,690              233,017
                                                 ---------            ---------

Unearned income                                      (441)                (436)
                                                 ---------            ---------

Loans, net of unearned income                    $242,249             $232,581
                                                 =========            =========


At June 30, 1997, impaired loans totaled $637,000 with a corresponding valuation allowance of $144,000. Primarily all of the loans deemed to be impaired are commercial loans.

For the six months ended June 30, 1997, the average recorded investment in impaired loans was approximately $750,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $48,000 would have been recorded during the first six months of 1997. Franklin did not recognize any interest on impaired loans during the first six months of 1997.

At June 30, 1997, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. There were no loans 90 days or more past due which were still accruing interest.

Changes in the allowance for loan losses for the six months ended June 30, 1997 are as follows:

Balance, January 1                                   $3,842

Charge-offs:
   Real Estate                                        -----
   Commercial                                          (294)
   Consumer                                             (11)
                                                     --------

Total                                                  (305)
                                                     --------

Recoveries:
   Real Estate                                           56
   Commercial                                            73
   Consumer                                               6
                                                     --------

Total                                                   135
                                                     --------

Net charge-offs                                        (170)

Provision for loan losses                               185

Balance, June 30                                     $3,857
                                                     ========

Net charge-offs to average loans                       0.07%


Franklin National Bank, in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:


Balance, January 1, 1997                         $ 5,427
   New loans                                       7,975
   Repayments                                     (3,006)
                                                 --------

Balance, June 30, 1997                           $10,396
                                                 ========


There were no loans to directors, officers or related parties that were impaired as of June 30, 1997.

4.  Time deposits, including IRA's, are as follows:

                                                    June 30,        December 31,
                                                      1997              1996
                                                   ---------        -----------
Certificates less than $100,000                    $ 14,136           $14,673
Certificates of $100,000 or more                    103,185            64,757


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL SUMMARY

Net income for the six months ended June 30, 1997 increased by 39% to $2.8 million or $0.41 per share compared to $2.02 million or $0.31 per share for the same period in 1996. Returns on average assets and average equity for the first six months of 1997 were 1.21% and 17.25%, respectively, compared to 1.12% and 14.93% for the same period in 1996.

Net income for the quarter ended June 30, 1997 increased by 35% to $1.42 million or $0.21 per share compared to $1.05 million or $0.16 per share for the second quarter of 1996. Returns on average assets and average equity for the second quarter of 1997 were 1.22% and 17.19%, respectively, compared to 1.14% and 15.46% for the same period in 1996.

Contributing to the increase in earnings for the first six months of 1997 were improvements in net interest income and growth in service charges and other fees. The earnings improvement was partially offset by increases in loan loss provisions and in compensation and occupancy expenses as Franklin expanded its branch network into Bethesda, Maryland. Earnings for the second quarter of 1997 increased to a lesser extent when compared to the second quarter of 1996 primarily due to increasing deposit costs.

Franklin's total assets decreased to $478.5 million at June 30, 1997 compared to $497.8 million at December 31, 1996, a decrease of $19.3 million or 4%. This decline in assets is primarily due to a decline in federal funds sold and securities purchased under resale agreements to meet the withdrawals of large, short-term customer deposits which had been received at year-end 1996. As compared to June 30, 1996, total assets increased 23% from $388.6 million to $478.5 million.

Cash, federal funds sold and securities purchased under resale agreements decreased by approximately $43 million, or 46%, from $94 million at December 31, 1996 to $51 million at June 30, 1997. This decline had been anticipated at year-end as Franklin's deposits increased by $69 million in December, 1996. Of that decline, approximately $22 million funded depositors' withdrawals, $9 million was added to the loan portfolio and $13 million was added to the securities portfolio.

Loan demand continued to improve as loans, net of unearned income, increased by $9.6 million to $242.2 million at June 30, 1997 compared to $232.6 million at year-end 1996. Franklin's loan to deposit ratio, a key measure of liquidity, remains conservative at 69% as compared to 64% on December 31, 1996, which management believes will provide Franklin the ability to continue to meet the borrowing needs of its customers.

Total securities were $177.7 million as of June 30, 1997, an increase of $13.6 million, or 8%, over total securities of $164.1 million at December 31, 1996. Additions were made primarily in the held-to-maturity securities portfolio.

Total deposits and customer repurchase agreements were $440 million at June 30, 1997 compared to $462.5 million at December 31, 1996, a decrease of 5%. Franklin's deposit mix at June 30,1997 included $102.6 million in non-interest bearing deposits, representing 29% of total deposits compared to 34% at December 31, 1996.

Stockholders' equity at June 30, 1997 totaled $34.6 million compared to $31.9 million at December 31, 1996. Book value per share of common stock on June 30, 1997 was $5.34 per share compared to $4.92 per share at December 31, 1996. The increase in equity was primarily attributable to the retention of earnings.

EARNINGS ANALYSIS

Net interest income
Net interest income is Franklin's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest paid on deposits and other interest bearing liabilities. Net interest income totaled $10.2 million for the first six months of 1997 compared to $8.2 million for the same period of 1996, an increase of 24%. The improvements in net interest income were primarily attributable to a higher volume of earning assets. Average earning assets increased 30% to $438 million for the six months ended June 30,

1997 as compared to $338 million for the six months ended June 30, 1996. Of that growth, 50% occurred in Franklin's loan portfolio, its highest yielding asset and 50% occurred in the securities portfolio.

Total interest income increased $3.7 million, or 28%, to $16.9 million for the first six months of 1997 as compared to $13.2 million for the same period of 1996, with 57%, or $2.1 million, of that increase occurring in interest and fees on loans. Interest expense increased $1.8 million, or 37%, to $6.7 million for the first six months of 1997 as compared to $4.9 million for the same period of 1996. The increase is primarily due to volume increases in average interest-bearing liabilities which grew 33% to $332.1 million for the six months ended June 30, 1997, as compared to $249.8 million for the same period in 1996.

As a result of competitive market pressures on loan and deposit rates, Franklin's net interest margin declined to 4.78% for the six months ended June 30, 1997 as compared to 4.92% for the same period one year ago. While Franklin's average earning assets for the first six months of 1997 increased 30% over its earning assets for the same period in 1996, interest bearing liabilities increased 33% over the same period. At the same time, the cost of those liabilities increased due to competitive market pressure and a customer shift to higher yielding deposit products, such as certificates of deposit and securities sold under repurchase agreements. For the first six months of 1997, Franklin's average earning assets consisted of 53% loans, 40% securities and 7% short-term investments as compared to 55% loans, 36% securities and 9% short-term investments during the first six months of 1996. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, to sustain and improve its margin.

For the quarter ended June 30, 1997, net interest income totaled $5.1 million as compared to $4.2 million for the second quarter of 1996, an increase of 21%. The rate of increase has slowed in the second quarter due to the growth in Franklin's higher yielding interest bearing liabilities. Total interest income increased $1.9 million, or 28%, to $8.6 million for the second quarter of 1997 as compared to $6.7 million for the second quarter of 1996. Interest and fees on loans represented $1.2 million, or 63% of that increase. Interest expense for the second quarter of 1997 increased by 40%, or $1 million, from $2.5 million for the quarter ended June 30, 1996 to $3.5 million for the current quarter.

Non-interest income
Non-interest income, excluding securities gains, increased $359,000, or 48%, from $748,000 for the six months ending June 30, 1996 to $1.1 million for the same period ending June 30, 1997. For the second quarter of 1997, non-interest income, excluding securities gains, increased 47% to $581,000 from $394,000 for the second quarter of 1996. The increases are a result of Franklin's growing customer base as well as the continued expansion of commercial deposit product offerings, such as cash management and payroll processing services, and foreign currency exchange and ATM services.

Non-interest expense
Total non-interest expense of $6.5 million for the six months ended June 30, 1997 increased $865,000, or 15%, compared to $5.7 million for the same period in 1996. The components of this increase were as follows: compensation and employee benefits $439,000, or 51% of the increase, occupancy expense $170,000, or 20%, and other operating expense $256,000, or 29%. The increase in personnel expense is due to Franklin's expansion into Maryland with the opening of the Bethesda branch as well as overall increases in personnel made to effectively manage Franklin's asset growth. The increase in other operating expense is primary due to equipment and other technology improvements made to enhance customer service and accommodate asset growth. For the second quarter of 1997, non-interest expense also increased 15% over second quarter 1996 from $2.9 million to $3.3 million.


ASSET QUALITY

Asset quality continues to be strong, however, due to the growth of the loan portfolio and the reductions in loan recoveries, Franklin has deemed it prudent to increase provisions for loan losses to $185 thousand for the six months ended June 30, 1997 as compared to $27 thousand for the same period one year ago. For the six months ended June 30, 1997, Franklin recognized net loan charge-offs of $170 thousand, as Franklin charged-off loans of $305,000 while receiving recoveries of $135,000 on loans charged-off in prior years. This compares to first half 1996 net loan recoveries of $302 thousand. At June 30, 1997, the allowance for loan losses represented 1.59% of total loans as compared to 1.65% at December 31, 1996.

Non-performing assets increased to $813,000 at June 30, 1997 from $565,000 at June 30, 1996, representing 0.34% of total loans on June 30, 1997 as compared to 0.29% of total loans on June 30, 1996. The allowance for loan losses as a percentage of non-performing assets increased from 423% on December 31, 1996 to

474% on June 30, 1997. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

RECENT ACCOUNTING DEVELOPMENTS

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains or losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of Franklin's operations. This statement is effective for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

The FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information in June 1997. This statement provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. The statement will not have an impact on the results of operations of Franklin but may expand present disclosures. This statement becomes effective for all periods beginning after December 15, 1997. Currently, management has not yet determined the core segments for SFAS No. 131 reporting purposes.

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


                                           FRANKLIN BANCORPORATION, INC.



  August 7, 1997                           Robert P. Pincus
-----------------                          -------------------------------------
      Date                                 Robert P. Pincus
                                           President and Chief Executive Officer


  August 7, 1997                           Diane M. Begg
-----------------                          -------------------------------------
      Date                                 Diane M. Begg
                                           Executive Vice President and Chief
                                            Financial Officer