Form 10-Q
period 1997-09-30
FRANKLIN BANCORPORATION INC
filed 1997-11-14
CIK 875986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 0 - 20880
                         Filing Date: November 14, 1997

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

                                        YES (X)          NO ( )

The total number of shares outstanding of the Registrant's common stock, par value $0.10 per share, as of November 7, 1997 was 6,613,584.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                               September 30, 1997

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION                                             PAGE
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Financial Condition...............   3
         (b) Consolidated Statements of Income ...........................   4
         (c) Consolidated Statements of Cash Flows........................   5
         Notes to Consolidated Financial Statements.......................   6




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................   9




PART II.         OTHER INFORMATION........................................  14

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
(a)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except share data)

                                                                      UNAUDITED
                                                                    SEPTEMBER 30,             DECEMBER 31,
ASSETS                                                                  1997                     1996
------                                                              ------------              -----------
Cash and due from banks                                             $ 26,042                  $ 22,468
Federal funds sold and securities purchased
 under resale agreements                                              31,000                    71,800

Securities available-for-sale                                         93,263                    97,160
Securities held-to-maturity                                           83,429                    66,956
                                                                    ---------                 ---------

   Securities                                                        176,692                   164,116

Loans, net of unearned income                                        266,379                   232,581
 Less: allowance for loan losses                                      (3,990)                   (3,842)
                                                                    ---------                 ---------

   Loans, net                                                        262,389                   228,739

Accrued interest receivable                                            3,682                     3,305
Premises and equipment, net                                            2,801                     2,504
Goodwill, net                                                          1,020                     1,115
Other assets                                                           3,453                     3,770
                                                                    ---------                 ---------

TOTAL ASSETS                                                        $507,079                  $497,817
                                                                    =========                 =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES:
------------
Non-interest bearing deposits                                       $105,660                  $123,197
Interest bearing deposits                                            244,766                   240,230
                                                                    ---------                 ---------

   Total deposits                                                    350,426                   363,427

Securities sold under repurchase agreements                          115,176                    99,093
Accrued interest payable                                               1,386                       997
Other liabilities                                                      2,794                     2,407
                                                                    ---------                 ---------

   Total liabilities                                                 469,782                   465,924
                                                                    ---------                 ---------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,608,584 and 6,485,944
 shares issued and outstanding, respectively                             661                       649
Capital surplus                                                       21,587                    20,960
Retained earnings                                                     14,833                    10,488
Unrealized gain (loss) on securities available-for-sale                  216                      (204)
                                                                    ---------                 ---------

   Total stockholders' equity                                         37,297                    31,893
                                                                    ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $507,079                  $497,817
                                                                    =========                 =========


The accompanying condensed notes are an integral part of these financial statements.

(b) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ----------------------            --------------------
                                                              1997             1996              1997          1996
                                                              ----             ----              ----          ----
INTEREST INCOME:
----------------
Interest and fees on loans                                  $6,119           $4,880           $17,072       $13,718
Interest and dividends on securities                         2,577            2,243             7,772         5,773
Interest on federal funds sold and securities
 purchased under resale agreements                             320              834             1,107         1,682
                                                            -------          -------          --------      --------
   Total interest income                                     9,016            7,957            25,951        21,173
                                                            -------          -------          --------      --------

INTEREST EXPENSE:
-----------------
Interest on deposits                                         2,559            2,115             7,366          6,235
Interest on securities sold under
 repurchase agreements                                         962              824             2,873         1,671
                                                            -------          -------          --------      --------

   Total interest expense                                    3,521            2,939            10,239         7,906
                                                            -------          -------          --------      --------

   Net interest income                                       5,495            5,018            15,712        13,267

Provision for loan losses                                      100            -----               285            27
                                                            -------          -------          --------      --------

Net interest income after provision
 for loan losses                                             5,395            5,018            15,427        13,240
                                                            -------          -------          --------      --------

NON-INTEREST INCOME:
--------------------
Service charges on deposits                                    382              276             1,053           767
Other fee income                                               256              161               692           418
Gains on sales of securities, net                               25            -----                25            31
                                                            -------          -------          --------      --------

   Total non-interest income                                   663              437             1,770         1,216
                                                            -------          -------          --------      --------

NON-INTEREST EXPENSE:
---------------------
Compensation and employee benefits                           1,814            1,736             5,313         4,796
Occupancy                                                      501              475             1,453         1,257
Furniture and equipment                                        264              252               738           634
Goodwill amortization                                           32               37                95           129
Other                                                          933            1,107             2,482         2,463
                                                            -------          -------          --------      --------
   Total non-interest expense                                3,544            3,607            10,081         9,279
                                                            -------          -------          --------      --------

Income before income tax expense                             2,514            1,848             7,116         5,177

Income tax expense                                             973              627             2,771         1,940
                                                            -------          -------          --------      --------

NET INCOME                                                  $1,541           $1,221           $ 4,345       $ 3,237
                                                            =======          =======          ========      ========

PRIMARY EARNINGS PER SHARE:(1)
------------------------------
Net Income                                                  $ 0.22           $ 0.18           $  0.63       $  0.49

FULLY DILUTED EARNINGS PER SHARE:(1)
------------------------------------
Net Income                                                  $ 0.22           $ 0.18           $  0.63       $  0.49


(1) See Exhibit 11 - Computation of Primary and Fully Diluted Earnings per
    Share.

The accompanying condensed notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows (Unaudited)
    (Dollars in thousands)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           ----------------------
                                                                        1997                     1996
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                            $ 4,345                 $   3,237
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                 285                        27
Depreciation and amortization                                             579                       647
Gains on sales of securities, net                                         (25)                      (31)
Change in deferred tax valuation allowance                             ------                      (233)
Change in accrued interest receivable and
 other assets                                                            (352)                       87
Change in accrued interest payable and other
 liabilities                                                              776                     1,014
                                                                     ---------                ----------

Net cash provided by operating activities                               5,608                     4,748
                                                                     ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of securities available-for-sale                            (13,666)                  (67,122)
Proceeds from sales of securities available-for-sale                    3,003                     7,018
Proceeds from maturities/principal paydowns
 of securities available for sale                                      15,432                    13,894
Purchases of securities held-to-maturity                              (19,165)                   (9,315)
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                         2,734                     8,531
Net increase in loans receivable                                      (33,935)                  (25,432)
Additions to premises and equipment, net                                 (958)                     (783)
                                                                     ---------                -----------

Net cash used in investing activities                                 (46,555)                  (73,209)
                                                                     ---------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net change in deposits                                                (13,001)                   39,584
Net increase in securities sold under
 repurchase agreements                                                 16,083                    34,864
Proceeds from issuance of common stock                                    639                       261
                                                                     ---------                ----------

Net cash provided by financing activities                               3,721                    74,709
                                                                     ---------                ----------

Net (decrease) increase in cash and cash equivalents                  (37,226)                    6,248

Cash and cash equivalents at beginning
 of period                                                             94,268                    69,686
                                                                     ---------                ----------

Cash and cash equivalents at end of period                            $57,042                  $ 75,934
                                                                     =========                ==========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1997 (unaudited) (Dollars in tables in thousands)


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

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                              September 30, 1997               December 31, 1996
                                              ------------------               -----------------
                                         Amortized          Market           Amortized      Market
SECURITIES AVAILABLE-FOR-SALE              Cost             Value              Cost         Value
-----------------------------            ---------         -------           ---------     -------
U.S. treasury securities                  $18,761          $19,047           $19,712       $19,907
U.S. government agencies                   59,456           59,658            67,393        67,070
Step-up and structured notes                5,944            5,806             5,928         5,717
Mortgage-backed securities                  2,206            2,152             2,643         2,588
States and political subdivisions           4,348            4,387            ------        ------
Equity securities                           2,213            2,213             1,878         1,878
                                          -------          --------          --------      --------

Total                                     $92,928          $93,263           $97,554       $97,160
                                          =======          ========          ========      ========


                                             September 30, 1997               December 31, 1996
                                             ------------------               -----------------
                                         Amortized          Market          Amortized        Market
SECURITIES HELD-TO-MATURITY                Cost             Value             Cost           Value
---------------------------              ---------         -------          ---------       -------
U.S. treasury securities                  $15,954          $15,945           $12,975       $12,840
U.S. government agencies                   15,422           15,538             4,983         4,921
Mortgage-backed securities                 34,532           33,514            37,248        36,014
States and political subdivisions          17,521           17,696            11,750        11,672
                                          --------         --------          --------      --------

Total                                     $83,429          $82,693           $66,956       $65,447
                                          ========         ========          ========      ========

3.  Loans.

    Major categories of loans are as follows:

                                                       September 30,                    December 31,
                                                           1997                             1996
                                                       ------------                     -----------
Real Estate
   Commercial                                             $ 43,583                        $ 44,136
   Construction and development                             19,843                          15,243
   Residential mortgage                                     31,180                          18,768
                                                          ---------                       ---------

     Total Real Estate                                      94,606                          78,147

Commercial and Industrial                                  155,702                         140,544

Consumer
   Consumer                                                 11,657                           9,800
   Home equity                                               4,831                           4,526
                                                          ---------                       ---------

     Total Consumer                                         16,488                          14,326

Total                                                      266,796                         233,017
                                                          ---------                       ---------

Unearned income                                               (417)                           (436)
                                                          ---------                       ---------

Loans, net of unearned income                             $266,379                        $232,581
                                                          =========                       =========


At September 30, 1997, impaired loans totaled $363,000 with a corresponding valuation allowance of $138,000. Primarily all of the loans deemed to be impaired are commercial loans.

For the nine months ended September 30, 1997, the average recorded investment in impaired loans was approximately $666,000. Had all of these loans performed in accordance with their original terms, interest income of approximately $55,000 would have been recorded during the first nine months of 1997.
Franklin recognized $11,000 in interest on impaired loans during the first nine months of 1997.

At September 30, 1997, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. Loans 90 days or more past due which were still accruing interest totaled $128,000.

Changes in the allowance for loan losses for the nine months ended September 30, 1997 are as follows:

Balance, January 1                                                           $3,842

Charge-offs:
   Real Estate                                                                -----
   Commercial                                                                  (299)
   Consumer                                                                     (18)
                                                                            ---------

Total                                                                          (317)
                                                                            ---------

Recoveries:
   Real Estate                                                                   56
   Commercial                                                                   116
   Consumer                                                                       8
                                                                            --------

Total                                                                           180
                                                                            --------

Net charge-offs                                                                (137)

Provision for loan losses                                                       285
                                                                            --------

Balance, September 30                                                        $3,990
                                                                            ========

Net charge-offs to average loans                                               0.06%


Franklin National Bank, in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:



Balance, January 1, 1997                                                    $ 5,427
   New loans                                                                  9,815
   Repayments                                                                (3,310)
                                                                            --------

Balance, September 30, 1997                                                 $11,932
                                                                            ========

There were no loans to directors, officers or related parties that were impaired as of September 30, 1997.

4.  Time deposits, including IRA's, are as follows:

                                                      September 30,      December 31,
                                                          1997                1996
                                                      -------------       ------------
Certificates less than $100,000                         $13,583            $14,673
Certificates of $100,000 or more                         99,154             64,757


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL SUMMARY

Net income for the nine months ended September 30, 1997 increased by 34% to $4.35 million or $0.63 per share compared to $3.24 million or $0.49 per share for the same period in 1996. Returns on average assets and average equity for the first nine months of 1997 were 1.24% and 17.19%, respectively, compared to 1.12% and 15.71% for the same period in 1996.

Net income for the quarter ended September 30, 1997 increased by 26% to $1.54 million or $0.22 per share compared to $1.22 million or $0.18 per share for the third quarter of 1996. Returns on average assets and average equity for the third quarter of 1997 were 1.28% and 17.07%, respectively, compared to 1.11% and 17.17% for the same period in 1996.

Contributing to the increase in earnings for the first nine months of 1997 were improvements in net interest income and growth in service charges and other fees. The earnings improvement was partially offset by increases in loan loss provisions and in compensation and occupancy expenses as Franklin expanded its branch network into Bethesda, Maryland. Earnings for the third quarter of 1997 increased to a lesser extent when compared to the third quarter of 1996 primarily due to increasing deposit costs.

Franklin's total assets increased to $507.1 million at September 30, 1997 compared to $497.8 million at December 31, 1996 representing an increase of $9.3 million or 2%. This nominal increase in assets is primarily attributable to the large, short-term customer deposits and repurchase agreements which were received and invested in Federal funds sold and securities purchased under resale agreements at year-end 1996. Discounting for that year-end increase of approximately $69 million, total assets as of September 30, 1997 would have increased by 18%.

Cash, Federal funds sold and securities purchased under resale agreements decreased by approximately $37 million, or 39%, from $94 million at December 31, 1996 to $57 million at September 30, 1997. That decline was used primarily in funding loan growth as loan demand continued to be strong. Loans, net of unearned income, increased by $33.8 million to $266.4 million at September 30, 1997 compared to $232.6 million at year-end 1996.

Total securities were $176.7 million as of September 30, 1997, an increase of $12.6 million, or 8%, over total securities of $164.1 million at December 31, 1996. Additions were made primarily in the held-to-maturity securities portfolio as the available-for-sale portfolio is deemed by management to be more than adequate to provide required liquidity for future loan demand.

Total deposits and customer repurchase agreements were $465.6 million at September 30, 1997 compared to $462.5 million at December 31, 1996, representing an increase of 1%. Discounting for the year-end 1996 growth in customer deposits and repurchase agreements, total 1997 growth would be 18%. Franklin's deposit mix at September 30, 1997 included $105.7 million in non-interest bearing deposits, representing 30% of total deposits as compared to 34% of total deposits on December 31, 1996.

Stockholders' equity at September 30, 1997 totaled $37.3 million compared to $31.9 million at December 31, 1996. Book value per share of common stock on September 30, 1997 was $5.64 per share compared to $4.92 per share at December 31, 1996. The increase in equity was attributable to the retention of earnings, the exercise of options and the improvement in the market value of the available-for-sale securities portfolio.

EARNINGS ANALYSIS

Net interest income
Net interest income is Franklin's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest paid on deposits and other interest bearing liabilities. Net interest income totaled $15.7 million for the first nine months of 1997 compared to $13.3 million for the same period of 1996, an increase of 18%. The improvement in net interest income was primarily attributable to a higher volume of earning assets. Average earning assets increased 22% to $442.2 million for the nine months ended September 30, 1997 as compared to $362.1 million for the nine months ended September 30, 1996. Of that growth, 65% occurred in Franklin's loan portfolio, its highest yielding asset.

Total interest income increased $4.8 million, or 23%, to $26 million for the first nine months of 1997 as compared to $21.2 million for the same period of 1996, with 71%, or $3.4 million, of that increase occurring in interest and fees on loans. Interest expense increased $2.3 million, or 29%, to $10.2 million for the first nine months of 1997 as compared to $7.9 million for the same period of 1996. The increase is primarily due to volume increases in average interest bearing liabilities which grew 27% to $333.1 million for the nine months ended September 30, 1997 as compared to $263 million for the same period in 1996.

As a result of competitive market pressures on loan and deposit rates, Franklin's net interest margin declined to 4.84% for the nine months ended September 30, 1997 as compared to 4.89% for the same period one year ago. While Franklin's average earning assets for the first nine months of 1997 increased 22% over its earning assets for the same period in 1996, average interest bearing liabilities increased 27% over the same period. At the same time, the cost of those liabilities increased due to competitive market pressure and a customer shift to higher yielding deposit products, such as certificates of deposit and securities sold under repurchase agreements. For the first nine months of 1997, Franklin's average earning assets consisted of 55% loans, 39% securities and 6% short-term investments as compared to 52% loans, 36% securities and 12% short-term investments during the first nine months of 1996. Management intends to continue to seek opportunities to increase the volume of Franklin's highest yielding assets, loans, to sustain and improve its margin.

For the quarter ended September 30, 1997, net interest income totaled $5.5 million as compared to $5.0 million for the third quarter of 1996, an increase of 10%. The rate of increase slowed in the third quarter due to the growth in Franklin's higher cost interest bearing liabilities. Total interest income increased $1.1 million, or 13%, to $9 million for the third quarter of 1997 as compared to $7.9 million for the third quarter of 1996. Interest and fees on loans represented all of that increase. Interest expense for the third quarter of 1997 increased by 20%, or $582,000, from $2.9 million for the quarter ended September 30, 1996 to $3.5 million for the current quarter.

Non-interest income
Non-interest income, excluding securities gains, increased $560,000, or 47%, from $1.2 million for the nine months ending September 30, 1996 to $1.7 million for the same period ending September 30, 1997. For the third quarter of 1997, non-interest income, excluding securities gains, increased 46% to $638,000 from $437,000 for the third quarter of 1996. The increases are a result of Franklin's growing customer base as well as the continued expansion of commercial deposit product offerings, such as cash management and payroll processing services, and foreign currency exchange and ATM services.

Non-interest expense
Total non-interest expense of $10.1 million for the nine months ended September 30, 1997 increased $802,000, or 9%, compared to $9.3 million for the same period in 1996. The components of this increase were as follows: compensation and employee benefits $517,000, or 65% of the increase, occupancy expense $196,000, or 24%, and other operating expense $89,000, or 11%. The increases in personnel and occupancy expenses are due to Franklin's expansion into Maryland with the opening of the Bethesda branch as well as overall increases in personnel made to effectively manage Franklin's asset growth. The increase in other operating expense is primarily due to equipment and other technology improvements made to enhance customer service. For the third quarter of 1997, non-interest expense decreased $63,000, or 2%, as compared to third quarter 1996 primarily due to cost containment efforts.


ASSET QUALITY

Asset quality continues to be strong, however, due to the growth of the loan portfolio and the reductions in loan recoveries, Franklin has deemed it prudent to increase provisions for loan losses to $285 thousand for the nine months ended September 30, 1997 as compared to $27 thousand for the same period one year ago.

For the nine months ended September 30, 1997, Franklin recognized net loan charge-offs of $137,000 as Franklin charged-off loans of $317,000 while receiving recoveries of $180,000 on loans charged-off in prior years. This compares to net recoveries of $544,000 during the nine month period ended September 30, 1996. At September 30, 1997, the allowance for loan losses represented 1.50% of total loans as compared to 1.65% at December 31, 1996.

Non-performing assets decreased to $363,000 at September 30, 1997 from $841,000 at September 30, 1996, representing only 0.14% of total loans on September 30, 1997 as compared to 0.40% of total loans on September 30, 1996. The allowance for loan losses as a percentage of non-performing assets increased from 423% on December 31, 1996 to 1,098% on September 30, 1997. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1 - Pending Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

a.  Exhibits:

    10.19 Deferred Compensation Agreement between Franklin National Bank of Washington, D.C. and Robert P. Pincus dated December 20, 1996.

    10.20 Split-dollar Life Insurance Agreement between Franklin National Bank of Washington, D.C. and The Robert P. Pincus Family Trust dated December 20, 1996.

    10.21 Deferred Compensation Agreement between Franklin National Bank of Washington, D.C. and Robert P. Pincus dated July 1, 1997, amending and restating the Deferred Compensation Agreement dated December 20, 1996 in its entirety.

    11.1         Computation of primary and fully diluted earnings per share.

b.  Reports on Form 8-K

    Franklin filed the following current reports on Form 8-K during the quarter ended September 30, 1997.

                     DATE                                           ITEM REPORTED
                     ----                                           -------------
                 July 1, 1997              A Press Release disclosing an accident involving Franklin's President and Chief
                                           Executive Officer.

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



 November 7, 1997                        Robert P. Pincus
------------------                       -------------------------------------
      Date                               Robert P. Pincus
                                         President and Chief Executive Officer


 November 7, 1997                        Diane M. Begg
------------------                       -------------------------------------
      Date                               Diane M. Begg
                                         Senior Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX


   Exhibit                                                              Page
   Number                                                              Number
   -------                                                             ------
    10.19        Deferred Compensation Agreement between                 18
                 Franklin National Bank of Washington, D.C.
                 and Robert P. Pincus dated December 20,
                 1996.

    10.20        Split-dollar Life Insurance Agreement between           28
                 Franklin National Bank of Washington, D.C.
                 and The Robert P. Pincus Family Trust dated
                 December 20, 1996.

    10.21        Deferred Compensation Agreement between Franklin        42
                 National Bank of Washington, D.C. and Robert P.
                 Pincus dated July 1, 1997, amending and restating
                 the Deferred Compensation Agreement dated
                 December 20, 1996 in its entirety.

    11.1         Computation of primary and fully diluted earnings       49
                 per share.