Form 10-K
period 1997-12-31
FRANKLIN BANCORPORATION INC
filed 1998-03-30
CIK 875986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value as of March 5, 1998 of voting stock held by non-affiliates of the registrant was $140,842,268. The number of shares outstanding of the registrant's common stock, par value $0.10, was 6,746,935 shares as of March 5, 1998.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                 Page
                                                                                                                 ----
                                     PART I

Item 1 - Business                                                                                                   3
Item 2 - Properties                                                                                                10
Item 3 - Legal Proceedings                                                                                         10
Item 4 - Submission of Matters to a Vote of Security  Holders                                                      10

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters                                 11
Item 6 - Selected Consolidated Financial Data                                                                      12
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations                     13
Item 7a- Quantitative and Qualitative Disclosures about Market Risk                                                29
Item 8 - Financial Statements and Supplementary Data                                                               30
         Consolidated Statements of Financial Condition
         Consolidated Statements of Income
         Consolidated Statements of Changes in Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      60

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant                                                       60
Item 11 - Executive Compensation                                                                                   63
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                           71
Item 13 - Certain Relationships and Related Transactions                                                           72

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                         72


Signatures                                                                                                         75

                                     PART I

ITEM 1 - BUSINESS

           Franklin Bancorporation, Inc. ("Franklin") is a Delaware corporation incorporated on October 31, 1988 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1997, Franklin had consolidated total assets of approximately $647 million, total deposits of approximately $428 million and total stockholders' equity of approximately $39 million. Franklin is headquartered in Washington, D.C. and owns all of the outstanding stock of its two subsidiaries, Franklin National Bank of Washington, D.C. (the "Bank") and Franklin Community Development Corporation (the "CDC").

           The Bank is a national banking association chartered under the laws of the United States. It was incorporated in 1983 as National Enterprise Bank, became First Interstate Bank of Washington, D.C. in 1987 under a franchise agreement and was acquired by Franklin in 1989, changing its name to Franklin National Bank of Washington, D.C. at that time.

           The CDC is a non-banking subsidiary, incorporated in 1997 to provide economic development opportunities through loans or equity investments for low-to-moderate income neighborhoods within the metropolitan Washington area.

           In April 1995, Franklin acquired The George Washington Banking Corporation ("GWBC"), the holding company of The George Washington National Bank of Alexandria, Virginia, which was renamed Franklin National Bank of Virginia. In August 1996, Franklin National Bank of Virginia was merged with and into the Bank.

           In December 1997, Franklin announced it had entered into an Agreement and Plan of Reorganization with BB&T Financial Corporation of Virginia ("BB&T Virginia") and BB&T Corporation ("BB&T"), which provides that BB&T will acquire Franklin in a tax-free merger. BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina with approximately $29 billion in assets and operations throughout the Carolinas and Virginia. The transaction is valued at approximately $165 million, or $22.45 per share of Franklin common stock, based on BB&T's closing stock price on the last trading day before the date of the announcement and is expected to be completed on or about the end of the second quarter of 1998. Franklin shareholders are to receive a minimum of
0.35 shares to a maximum of 0.3743 of BB&T common stock for each share of Franklin common stock held, based on BB&T's average stock price for a period prior to closing.

Market Area

           The Bank was formed to service the financial needs of the small to medium sized businesses and professionals in the metropolitan Washington, D. C. community while providing a limited array of quality services to consumers within its primary service area.

           The Bank's primary service area includes the District of Columbia and suburban Virginia and Maryland, with a focus on the cities of Arlington and Alexandria and portions of Fairfax and Montgomery Counties.

           The Bank operates nine full service branch offices; six in the District of Columbia, two in Northern Virginia and one in Bethesda, Maryland. The Bank offers eight 24-hour automated teller machines ("ATMs") which are linked with other automated teller machines regionally through MOST and nationally through PLUS and CIRRUS. The Bank also offers 24-hour telephone banking, with inquiry and transfer capabilities, and PC banking with bill paying capabilities.

BANKING SERVICES

           The Bank provides a wide variety of commercial banking services to its commercial customers. In the commercial lending area, the Bank offers short and medium term loans, including lines of credit, inventory and accounts receivable financing and real estate loans. The Bank also provides Small Business Administration ("SBA") loans when applicable. In addition, the Bank makes loans designed to assist in the development of economically disadvantaged and under-served neighborhoods in the District of Columbia, Northern Virginia and portions of southern Maryland. In the commercial depository area, the Bank offers business checking accounts, tiered money market accounts, certificates of deposit and customer repurchase agreements. Cash management services are offered; these include sweep accounts, balance reporting, account reconciliation, wire transfers, payroll processing, credit card depository and Automated Clearing House origination.

           The Bank also offers a range of consumer banking services as an accommodation to its existing customers, including checking accounts, savings and certificates of deposit programs, Individual Retirement Accounts, VISA (R) check cards, lending services including auto and other installment and term loans, overdraft lines of credit, sales of travelers' checks, safe deposit box rentals, night depository and ATM services. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to prescribed limits and the Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of Atlanta.

           In 1996, the Bank opened an International Banking department, which provides products and services to support the needs of individuals from foreign countries and those in the metropolitan Washington area who frequently travel internationally. Products offered include depository accounts, direct loans and letters of credit. In conjunction with this department, the Bank offers foreign currency exchange services facilitating the buying and selling of foreign currencies and drafts and negotiating foreign transfers to and from most countries. In 1997, the Bank expanded the department to include embassy banking to provide Franklin's personalized service to the diplomatic community in the Washington area.

LENDING ACTIVITIES

           The Bank's loan portfolio is distributed into several categories, each with different risk factors and underwriting criteria. As of December 31, 1996, the portfolio distribution was real estate loans, 34%; commercial loans, 61%; and consumer loans, 5% (including home equity loans). The following discussion briefly outlines the risk and underwriting criteria that the Bank uses to evaluate the individual portfolios.

           Real Estate Loans: The Bank's underwriting criteria is such that very few speculative properties have been underwritten. Also, because of the Bank's size, real estate loans involve smaller properties, with loan size generally between $300 thousand and $3 million. Tenants and rent rolls are analyzed, and loan amortizations range from 7 years to 20 years. These loans generally carry personal guarantees of individuals whose ability to support the loan, if needed, has been evaluated. The types of real estate in this portfolio are small office buildings, retail shopping centers, multi-family residential properties and a limited number of warehouse/industrial properties and hotels. The Bank also finances a limited number of residential construction projects. Only a few projects are funded at any one time, starts ahead of sales are restricted, and in some cases pre-sold units are required. The borrowers generally are well-known and experienced, and these loans generally carry low loan-to-value ratios.

           Commercial Loans: This category comprises the bulk of the Bank's loan portfolio, reflecting its market niche among small businesses and professionals. The loans are to a variety of firms operating in the metropolitan area. Collateral typically consists of accounts receivable, inventory and equipment; in many instances it is supplemented by junior liens on residences of the principals. In nearly all cases, these loans carry the personal guarantees of the owners.

           The Bank's underwriting criteria generally require: full amortization in the 3 to 7 year range; adequate business and personal collateral to support the credit; minimal lending to start-up operations; lending primarily to established and experienced business people, many of whom have a long and satisfactory banking history; lending only to companies within the metropolitan Washington area where borrowers can be monitored; and personal guarantees and secondary sources of repayment. Unsecured lending is controlled and limited to the most creditworthy borrowers.

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

           Risk of Non-Payment: The risk of non-payment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on professionals, small to medium-sized businesses, trade associations, and nonprofit organizations theoretically could result in the assumption by the Bank of certain risks that are somewhat greater than those associated with loans to larger business entities which may have more resources or assets available and whose liquidity may be greater. However, management believes that the theoretical possibility of such risks is more than offset by the greater diversity of borrowers resulting from a lower average loan amount per borrower and the Bank's loan underwriting procedures. While management attempts to minimize the credit risk exposure through loan application evaluation and approval and monitoring procedures, there can be no assurance that such procedures can significantly reduce such lending risks. Franklin's gross loans outstanding increased from approximately $233 million at December 31, 1996 to approximately $301 million at December 31, 1997, an increase of approximately $68 million, or 29%. Management believes that the risks associated with the small business segment of the market are offset by a higher asset quality resulting from the underwriting, approval, and monitoring procedures put into place over the past seven years. Management believes that, based on existing information, the allowance for possible loan losses of approximately $4.2 million as of December 31, 1997, is sufficient to provide for losses which may be sustained on the current loan portfolio. Management believes that, through its specific reserves and its general portfolio allocations, the current loan portfolio has adequate reserves.

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

           Interstate banking laws enacted in 1994 added to the competitive pressure. Federal law provides that: (1) bank holding companies are permitted, subject to certain conditions, to acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; and (2) effective June 1, 1997, sooner if both states opt-in to interstate branching, banks are permitted to merge across state lines provided neither state has opted-out of interstate branching. Maryland, Virginia and the District of Columbia opted-in to allow mergers across state lines.

           The Bank competes by focusing on a defined segment of the market, small to mid-size local businesses, and providing high quality service that endeavors to meet or exceed our customers' expectations.

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

           The BHCA also generally prohibits a bank holding company from engaging in, or from acquiring direct or indirect control of voting shares of any company engaged in, activities other than banking and the management of banking organizations, and any non-banking activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the FRB is generally required prior to engaging in permissible non-banking activities.

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

           Pursuant to FDICIA, the FRB, the OCC and the FDIC have adopted regulations, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution is placed in one of the following capital categories: (1) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (2) adequately capitalized (a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%); (3) undercapitalized (a total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a leverage ratio under 4%); (4) significantly undercapitalized (a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (5) critically undercapitalized (a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines: (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, liquidity or sensitivity to market risks in its most recent exam. All institutions are generally prohibited from declaring a dividend, making any other capital distribution or paying a management fee to a controlling person, if such payment would cause the institution to become undercapitalized. As of December 31, 1997, the Bank met the requirements of a "well-capitalized" institution.

           The FDIC issued a rule regarding the ability of depository institutions to accept brokered deposits. Under the rule, (1) an undercapitalized institution is prohibited from accepting, renewing or rolling over brokered deposits, (2) an adequately capitalized institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (3) a well capitalized institution may accept, renew or roll over brokered deposits without restrictions. In addition, both undercapitalized and adequately capitalized institutions are subject to restrictions on the rates of interest they may pay on any deposits.

           The FDIC has also issued regulations implementing a system of risk-based FDIC insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification is assessed premiums per $100 of domestic deposits. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC originally set premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits and lowered the range to 4 basis points to 23 basis points effective June 30, 1995. Effective January 1, 1996, the FDIC further reduced premiums to 0 basis points to 27 basis points per $100 of deposits with a minimum assessment payment for a 6 month period of $1,000 per institution. The Bank carries the lowest risk rating and therefore benefitted from the reduced premium assessments in 1996.

           For 1997 and the first six months of 1998, the FDIC maintained the premium ranges in effect during 1996 and eliminated the minimum assessment payment. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FIC0") to levy assessments on BIF-insured deposits to pay a pro-rata portion of the interest due on the obligations issued by FICO. The FICO premium assessment is not based on the FDIC risk classification. Accordingly, the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, on an annualized basis, to cover those obligations. This additional assessment will not have a material effect on Franklin's results of operations.

Distributions

           Although Franklin's funds for any cash distributions to its shareholders could be derived from a variety of sources, the primary source of funds would be dividends received from the Bank. The Bank is subject to various statutory requirements and general regulatory policies and regulations relating to the payment of dividends, including requirements to maintain capital above regulatory minimums and that income and retained income meet certain thresholds. Under certain circumstances, the Bank could not pay dividends without regulatory approval, or the regulators could prohibit payment of dividends.

           In addition, the ability of the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established by FDICIA, as described above.

           The FRB and OCC have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Bank could pay dividends to Franklin as of December 31, 1997; however, to date, no dividends have been paid to or by Franklin to ensure the availability of adequate capital for future expansion.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

           Certain statements in this Annual Report on Form 10-K that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of Franklin to be materially different from those expressed or implied in any forward-looking statements. Such factors include the following.

           There can be no assurance that the planned merger with BB&T will be approved by Franklin's shareholders and consummated, or that thereafter BB&T will be able to successfully integrate Franklin's management and information systems so as to provide the anticipated benefits of the merger.

           The business and profitability of a financial services organization such as Franklin is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by Franklin. The nature and impact on Franklin of future changes in economic and market conditions and monetary and fiscal policies, are not predictable and are beyond Franklin's control. In addition, these conditions and policies can impact Franklin's customers and counterparties, which may increase the risk of default on their obligations to Franklin.

           As part of its ongoing business, Franklin assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, Franklin is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes.

           As with any financial institution, Franklin is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for Franklin's services. Ultimately, Franklin's business and its success is dependent on Franklin's ability to attract and retain high quality employees.

EMPLOYEES

           As of December 31, 1997, Franklin employed 140 full-time equivalent employees through its subsidiaries. Management of Franklin considers relations with its employees to be satisfactory.

ITEM 2 - PROPERTIES

           The principal office of Franklin and its subsidiaries is located at 1722 I (Eye) Street, N.W., Washington, D.C. The Bank leases the space occupied at this location, as well as the space for the Bank's administrative offices and five additional branches located in the District of Columbia. The Bank also leases the space for the branches located in Alexandria and Tysons Corner, Virginia and Bethesda, Maryland. The Bank's internal Operations, Accounting, Credit Administration and International Banking departments are housed at Franklin's principal office in the District of Columbia. Additional information regarding the Bank's operating leases can be found in Note 13 to the consolidated financial statements.

ITEM 3 - LEGAL PROCEEDINGS

           There are no material legal proceedings pending against Franklin or its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to a vote of stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           Franklin's common stock, par value $0.10 per share ("Common Stock"), trades on The Nasdaq SmallCap Market Tier of The Nasdaq Stock Market under the symbol FNBC. As of March 5, 1998, there were approximately 470 registered holders of Common Stock.

           The high and low sales prices for Common Stock for each quarter during the last two years were as follows:

           Sales Prices - 1997                                 High                  Low
           -------------------                                 ----                  ---
           Fourth Quarter                                    $21.875               $13.250
           Third Quarter                                      16.000                12.125
           Second Quarter                                     12.750                10.250
           First Quarter                                      12.250                10.000

           Sales Prices - 1996                                 High                  Low
           -------------------                                 ----                  ---

           Fourth Quarter                                    $10.750                $7.750
           Third Quarter                                       8.125                 7.125
           Second Quarter                                      8.375                 7.500
           First Quarter                                       8.250                 7.500

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

SELECTED FINANCIAL DATA

(Dollars in thousands - except per share data)

                                                    YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
-----------------------------------------------------------------------------------------------------------
Interest income                      $  35,867      $  29,340      $  22,464      $  15,652      $  12,525
Interest expense                        14,335         11,050          8,181          5,168          4,245
-----------------------------------------------------------------------------------------------------------
Net interest income                     21,532         18,290         14,283         10,484          8,280
Provision for loan losses                  484             27            181            365          1,081
Non-interest income                      2,447          1,770          1,461          1,050            771
Non-interest expense                    13,915         12,652          9,856          7,682          6,910
-----------------------------------------------------------------------------------------------------------
Income before income tax expense         9,580          7,381          5,707          3,487          1,060
Income tax expense (benefit)             3,612          2,858          2,324          1,056           (166)
-----------------------------------------------------------------------------------------------------------
Net income                           $   5,968      $   4,523      $   3,383      $   2,431      $   1,226

PER SHARE OF COMMON STOCK
-----------------------------------------------------------------------------------------------------------
Net income                           $    0.91      $    0.71      $    0.56      $    0.43      $    0.28
Net income, assuming dilution             0.86           0.68           0.54           0.43           0.28
Book value                                5.92           4.92           4.20           3.52           3.34

SELECTED BALANCES
-----------------------------------------------------------------------------------------------------------
Total assets                         $ 647,448      $ 497,817      $ 367,031      $ 263,995      $ 231,126
Loans, net of unearned income          300,441        232,581        181,650        125,695         91,801
Securities                             179,388        164,116        109,140        106,602         95,673
Non-interest bearing deposits          139,913        123,197         90,454         69,415         47,585
Total deposits                         427,798        363,427        302,435        212,533        167,333
Interest bearing liabilities           463,593        339,323        247,850        174,094        163,926
Stockholders' equity                    39,283         31,893         26,385         19,745         18,743

SELECTED RATIOS
-----------------------------------------------------------------------------------------------------------
Return on average assets                  1.23%          1.12%          1.16%          1.01%          0.60%
Return on average equity                 17.11%         16.03%         14.36%         12.53%          9.22%
Average equity to average assets          7.17%          7.00%          8.11%          8.09%          6.47%
-----------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following analysis of Franklin's financial condition and results of operations as of and for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements of Franklin and statistical data presented elsewhere in this report.

OVERVIEW

           Franklin, a bank holding company headquartered in Washington, D.C., currently operates one banking subsidiary, the Bank, which conducts business from nine banking offices in the District of Columbia, Northern Virginia and suburban Maryland. Through the Bank, Franklin offers a full range of commercial banking services to its business and professional customers, as well as a limited array of customary consumer banking services within the greater metropolitan Washington, D.C. community. Services include various types of deposit accounts and instruments; commercial, commercial real estate, SBA and consumer loans; cash management; payroll services; and access to ATM networks.

           In 1997, Franklin introduced imaged bank statements and PC banking for both commercial and retail customers, taking advantage of technology to improve information delivery to Franklin's customers. Franklin expanded its International Banking Division to add embassy banking to its international private banking and foreign exchange products. Franklin also operates one non-banking subsidiary, the CDC, which was organized in 1997 to provide economic development opportunities through loans or equity investments for low-to-moderate income neighborhoods within the Washington metropolitan area.

MERGER ACTIVITY

           On December 16, 1997, Franklin announced plans to be acquired in a tax-free merger, with a wholly-owned subsidiary of BB&T. BB&T is a multi-bank holding company with approximately $29 billion in assets operating throughout the Carolinas and Virginia. Based upon BB&T's closing stock price of $63.75 on December 15, 1997, the transaction is valued at approximately $165.1 million, or $22.45 per share of Franklin common stock. Franklin shareholders would receive
0.3522 shares of BB&T common stock based on that December 15, 1997 stock price. The exchange ratio will fluctuate between BB&T stock prices of $54.50 and $65.00. Below $54.50 and above $65.00, the exchange ratio is fixed at 0.3743 and
0.35 shares, respectively. Any adjustment to the exchange ratio will be based on the average BB&T stock price for a specified twenty day period prior to closing. The acquisition, which will be accounted for as a pooling of interests, is expected to be completed on or about the end of the second quarter of 1998.

           This transaction will give BB&T its first entry into the metropolitan Washington area and is expected to provide expanded products and services to Franklin's existing customer base. BB&T, the leading business lender in the Carolinas, expects to capitalize on Franklin's growing commercial base by providing substantially higher levels of credit and resources in the metropolitan Washington market. Under the merger agreement, Franklin will become part of BB&T Financial Corporation of Virginia, one of BB&T's regional bank holding companies that emphasize autonomy and local decision-making. Accordingly, Franklin's current management team will represent BB&T in the metropolitan Washington area.

FINANCIAL SUMMARY

           Franklin recorded net income of $6.0 million for the year ended December 31, 1997, compared to $4.5 million for the year ended December 31, 1996. This 32% increase represents Franklin's sixth consecutive year of record earnings. Earnings per share increased 28% to $0.91 per share for 1997, compared to $0.71 per share in 1996. Earnings per share, assuming dilution, increased 26% to $0.86 per share for 1997, compared to $0.68 per share in 1996. Franklin's return on average assets and return on average equity for 1997 were 1.23% and 17.11%, respectively, compared to 1.12% and 16.03% for 1996. The increase in earnings from 1996 to 1997 is primarily the result of significant loan growth, which Franklin was able to fund internally through substantial growth in customer deposits and customer repurchase agreements. During 1997, Franklin also increased net interest income and service charge and fee income. The improvement in earnings was partially offset by increases in the provision for loan losses, employee related expenses, other overhead costs and income tax expenses.

           Total assets at December 31, 1997 were $647 million, an increase of $149 million, or 30%, from 1996 year end assets of $498 million. Loans, net of unearned income, increased $67 million, or 29%, to $300 million at December 31, 1997 from $233 million one year ago. Securities increased $15 million, or 9%, to $179 million at December 31, 1997 from $164 million one year ago. The balance of the asset increase was cash and short-term investments, which grew $66 million, or 70%, from $94 million at December 31, 1996 to $160 million at December 31, 1997.

           This significant increase in total assets was funded through the outstanding growth in deposits and customer repurchase agreements which increased $141 million, or 30%, to $604 million at December 31, 1997 from $463 million one year ago. Non-interest bearing demand deposits grew $17 million to $140 million at December 31, 1997, a 14% increase over year end 1996. As of December 31, 1997, non-interest bearing deposits represented 23% of total deposits and customer repurchase agreements.

EARNING ASSETS

           Over the last six fiscal years, Franklin has experienced significant growth in average earning assets. During 1997, Franklin's average earning assets grew $80.9 million, or 21%, to $458.5 million for the year ended December 31, 1997. This compares to average balances of $377.6 million and $275 million and growth rates of 37% and 22%, respectively, for the years ended December 31, 1996 and 1995. Average Statements of Condition, along with interest income and expense and related yields and rates, for each of the last three fiscal years are set forth in Table 1.

           The 1997 growth in earning assets occurred primarily in loans, Franklin's highest yielding asset. Average loans grew $54.1 million, or 28%, from $196.1 million during 1996 to $250.2 million in 1997. Average securities increased $37.6 million, or 27%, from $137.2 million during 1996 to $174.8 million for 1997. Only average short-term investments, such as Federal funds sold and securities purchased under resale agreements, decreased during 1997, from $44.3 million during 1996 to $33.5 million, a decrease of $10.8 million, or 24%. This activity is in keeping with management's intent to increase the percentage of loans in the total asset mix while maintaining strong credit quality standards.

TABLE 1

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION
INTEREST INCOME/EXPENSE AND YIELDS /RATES
(DOLLARS IN THOUSANDS)

FULLY TAXABLE EQUIVALENT                                                   YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1997                          1996                          1995
-----------------------------------------------------------------------------------------------------------------------------------
                                          AVERAGE     INCOME/  YIELD/   AVERAGE     INCOME/  YIELD/   AVERAGE     INCOME/  YIELD/
ASSETS                                    BALANCES    EXPENSE   RATE    BALANCES    EXPENSE   RATE    BALANCES    EXPENSE   RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS

Commercial loans                          $146,341    $13,412   9.17%   $120,031    $11,328   9.44%   $ 92,620    $ 9,615   10.38%

Real estate loans                           88,341      8,728   9.88%     63,285      6,300   9.96%     45,580      4,840   10.62%

Consumer loans                              15,558      1,499   9.64%     12,736      1,210   9.50%     12,163        853    7.01%

Securities available-for-sale (1) (2)       95,885      6,162   6.43%     73,722      4,716   6.40%     41,599      2,657    6.39%

Securities held-to-maturity (2)             78,907      4,625   5.86%     63,508      3,397   5.35%     66,208      3,525    5.32%

Federal funds sold and securities
with resale agreements                      33,501      1,860   5.55%     44,339      2,389   5.39%     16,799        974    5.80%
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST EARNING ASSETS              458,533    $36,286   7.91%    377,621    $29,340   7.77%    274,969    $22,464    8.17%

Cash and due from banks                     19,903                        19,232                        12,924

Other assets (1)                            12,381                        10,893                         8,065

Allowance for loan losses                   (3,975)                       (3,847)                       (3,218)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL AVERAGE ASSETS                      $486,842                      $403,899                      $292,740
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES

DEPOSITS

Money manager accounts                    $ 26,190    $   522   1.99%   $ 28,161    $   614   2.18%   $ 22,446    $   524    2.33%

Money market accounts                      110,533      4,019   3.64%    108,674      3,966   3.65%     81,719      3,016    3.69%

Savings accounts                             3,429         91   2.66%      3,658         98   2.69%      3,952        114    2.88%

Certificates less than $100,000             14,575        681   4.67%     15,605        785   5.03%     15,031        798    5.31%

Certificates of $100,000 and over           95,242      4,950   5.20%     60,961      3,133   5.14%     45,394      2,511    5.53%
-----------------------------------------------------------------------------------------------------------------------------------

Total deposits                             249,969     10,263   4.11%    217,059      8,596   3.96%    168,542      6,963    4.13%
-----------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and repurchase
agreements                                  94,891      4,072   4.29%     58,040      2,454   4.23%     31,682      1,218    3.85%
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST BEARING LIABILITIES         344,860     14,335   4.16%    275,099     11,050   4.02%    200,224      8,181    4.09%

Non-interest bearing deposits              102,508                        97,045                        66,941

Other liabilities                            4,418                         3,258                         1,839

Stockholders' equity (1)                    35,056                        28,497                        23,736
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL AVERAGE LIABILITIES AND
STOCKHOLDERS' EQUITY                      $486,842                      $403,899                      $292,740
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME/SPREAD                            $21,951   3.75%               $18,290   3.75%               $14,283    4.08%
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST MARGIN ON EARNING ASSETS                           4.79%                         4.84%                          5.19%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Excludes adjustments for unrealized gains (losses) on securities available-for-sale

(2) Yields stated on a tax equivalent basis

LOANS

           Management monitors the mix of earning assets on a continuous basis in an effort to react to interest rate movements and to maximize return on earning assets. As noted, management's focus in 1997 was to achieve growth in Franklin's loan portfolio and maintain or improve the credit quality of the portfolio while meeting the credit needs of the local business community. Franklin's loan origination volume increased significantly in 1997; it not only offset loan repayment activity, but also increased average loan balances so that average loans for 1997 improved to 55% of total average earning assets as compared to 52% in 1996.

           The commercial loan portfolio increased $43.8 million, or 31%, from $140.5 million on December 31, 1996 to $184.4 million on December 31, 1997 and represents the largest component of total gross loans at 61%. The real estate loan portfolio experienced almost the same rate of growth at 29%, increasing $23 million from $78.1 million on December 31, 1996 to $101.1 million on December 31, 1997. The commercial real estate portion of the real estate portfolio experienced the largest volume increase from 1996 levels, $15.1 million, or 34%, while residential mortgages increased $11.8 million, or 63%. Only the construction and development loan portfolio decreased during 1997 from $15.2 million to $11.3 million, a decline of 26%. The real estate loan portfolio, representing 34% of total gross loans, was Franklin's highest yielding asset at 9.88% for 1997. Franklin's consumer loan portfolio increased $1 million during 1997 from $14.3 million to $15.3 million, an increase of 7%. Table 2 details Franklin's loan portfolio distribution at the end of each of the last five years.

TABLE 2

LOANS (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------

DECEMBER 31,                                 1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------
REAL ESTATE
           Commercial                      $ 59,278    $ 44,136    $ 26,818    $ 24,255    $  8,166
           Construction and development      11,336      15,243       9,394       4,799       4,142
           Residential mortgage              30,571      18,768      20,638       3,025       1,622

-----------------------------------------------------------------------------------------------------

TOTAL                                       101,185      78,147      56,850      32,079      13,930

COMMERCIAL AND INDUSTRIAL                   184,360     140,544     111,110      88,759      71,841

CONSUMER                                     15,372      14,326      14,083       5,074       6,131
-----------------------------------------------------------------------------------------------------

                                            300,917     233,017     182,043     125,912      91,902

Unearned income                                (476)       (436)       (393)       (217)       (101)
-----------------------------------------------------------------------------------------------------

LOANS, NET OF UNEARNED INCOME              $300,441    $232,581    $181,650    $125,695    $ 91,801
-----------------------------------------------------------------------------------------------------

           In an effort to mitigate the impact of changes in interest rates on earnings, management's strategic plan focuses on funding adjustable rate loans. However, due to 1997's declining interest rate environment, competitive market pressures and an increase in the demand for fixed rate loans, Franklin's adjustable rate loans increased $32 million, from $175 million at December 31, 1996 to $207 million at December 31, 1997, while fixed rate loans increased $36 million, from $58 million at December 31, 1996 to $94 million at December 31, 1997. Franklin's adjustable rate loan portfolio is still at a high level, comprising 70% of Franklin's total average loan portfolio in 1997 as compared to 74% in 1996. Management intends to continue to seek adjustable rate loan opportunities to protect the Bank from being adversely impacted by fluctuating interest rate environments, but will also continue to seek fixed rate loans of moderate duration that meet Franklin's credit quality standards.

           1996 was also a year of significant loan growth for Franklin. Loans outstanding at December 31, 1996 were $232.6 million, an increase of $51 million, or 28%, over year end 1995 loan balances of $181.6 million. Average loans increased $45.7 million, or 30%, compared to 1995 levels, with the largest rate of increase occurring in the real estate portfolio. Management's focus in 1996 was to achieve asset growth through the loan portfolio while meeting the credit needs of Franklin's expanding community.

           The internal controls, systems and procedures put in place in an effort to insure support for growth are continuously monitored and strengthened where necessary. It is on this foundation that management achieved its loan growth in 1996 and 1997. Management intends to continue to enhance and strengthen this foundation to provide the support for future expansion and growth.

ASSET QUALITY

           While total loans increased significantly in 1997, overall credit quality ratios continue to be strong. Non-performing loans are 0.35% of total loans and Franklin holds no foreclosed property. This compares to non-performing loans at December 31, 1996 of 0.39% of total loans. Management believes that efforts to strengthen credit administration policies, procedures and controls have been productive and have permitted Franklin to grow its loan portfolio significantly without impairing credit quality.

           Non-performing loans increased slightly to $1 million at December 31, 1997, as compared to $908 thousand one year ago. Table 3 details non-performing loans as of the end of each of the last five years. All non-performing loans at December 31, 1997 are considered impaired. Additional information regarding the accounting for impaired loans can be found in Note 5 of the consolidated financial statements. Loans 90 days or more past due and still accruing interest remained low at $149 thousand at December 31, 1997 as compared to $128 thousand as of December 31, 1996. Loans past due over 30 days, including non-performing loans, were $4.7 million, which represents 1.56% of total loans at December 31, 1997, as compared to $2.8 million or 1.23% of total loans at December 31, 1996.

TABLE 3

NON-PERFORMING LOAN ANALYSIS

(Dollars in thousands)

DECEMBER 31,                         1997       1996       1995        1994      1993
---------------------------------------------------------------------------------------
Non-performing loans                $1,047     $  908     $1,594       $521     $1,129
Accruing loans 90 days past due        149        128         44       ----     ------
---------------------------------------------------------------------------------------

           TOTAL                    $1,196     $1,036     $1,638       $521     $1,129
---------------------------------------------------------------------------------------

Income that would have been
recorded in accordance with
original terms                      $   79     $   80     $   75       $ 55     $  153
Income actually recorded                22         15         46          5          4
---------------------------------------------------------------------------------------

           LOSS OF INCOME           $   57     $   65     $   29       $ 50     $  149
=======================================================================================

           Franklin experienced net loan charge-offs of $134 thousand in 1997 as compared to net recoveries of $372 thousand and $279 thousand in 1996 and 1995, respectively. Total loans charged-off in 1997 declined to $382 thousand as compared to $509 thousand and $370 thousand in 1996 and 1995, respectively. Total recoveries for 1997 were $248 thousand, representing collections on loans charged-off in prior years. This compares to recoveries of $881 thousand and $649 thousand in 1996 and 1995, respectively. Recoveries have slowed as successful efforts have been realized where possible on loans that were previously charged-off, while current year charge-offs have remained at low levels. Table 4 summarizes Franklin's loan loss experience for each of the last five years.

           The allowance for loan losses of $4.2 million at December 31, 1997 represents 1.4% of total loans, compared to $3.8 million, or 1.7% of total loans, at December 31, 1996. Franklin's loan loss allowance to non-performing loans ratio remains strong at 400% on December 31, 1997 down slightly from 423% at December 31, 1996. As of December 31, 1997, the allowance for loan losses is deemed to be more than adequate based on management's analysis and overall methodology for measuring the adequacy of the allowance. Management believes it has the processes in place to sustain this high level of credit quality as Franklin continues to expand.

           Table 4 presents an allocation of the allowance for loan losses to significant loan categories as of the end of each of the last five years.

TABLE 4

ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

                                                    1997          1996          1995          1994          1993
-------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                 $3,842        $3,443        $2,404        $2,110        $2,653


Allowance of acquired bank                         ------        ------           579        ------        ------

Charge-offs:
           Real Estate                             ------           (54)         (145)       ------           (50)
           Commercial                                (345)         (274)         (198)         (268)       (1,428)
           Consumer                                   (37)         (181)          (27)          (23)         (284)
-------------------------------------------------------------------------------------------------------------------

            Total                                    (382)         (509)         (370)         (291)       (1,762)
-------------------------------------------------------------------------------------------------------------------

Recoveries:
            Real Estate                               107           106        ------        ------        ------
            Commercial                                131           765           625           194           103
            Consumer                                   10            10            24            26            35
-------------------------------------------------------------------------------------------------------------------

            Total                                     248           881           649           220           138
-------------------------------------------------------------------------------------------------------------------

Net (charge-offs) recoveries                         (134)          372           279           (71)       (1,624)

Provision for loan losses                             484            27           181           365         1,081
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31                               $4,192        $3,842        $3,443        $2,404        $2,110
===================================================================================================================

Net charge-offs to average loans                      0.1%         (0.2)%        (0.2)%         0.0%          1.8%

Allowance for loan losses to period end loans         1.4%          1.7%          1.9%          1.9%          2.3%

ALLOCATIONS OF THE ALLOWANCE FOR LOAN LOSSES TO MAJOR LOAN CATEGORIES AS OF DECEMBER 31 ARE AS FOLLOWS:

                                                    1997          1996          1995          1994          1993
-------------------------------------------------------------------------------------------------------------------
Real Estate                                        $  932        $  860        $  609        $  335        $  368
Commercial                                          2,636         1,952         2,453         1,498         1,297
Consumer                                              376           162           102           116           130
Unallocated                                           248           868           279           455           315
-------------------------------------------------------------------------------------------------------------------

TOTAL                                              $4,192        $3,842        $3,443        $2,404        $2,110
===================================================================================================================

           The provision for loan losses is the annual cost of providing an allowance or reserve for anticipated future losses on loans. Management deemed it prudent to increase the provision for loan losses during 1997 due to the significant increase in total loans rather than to any known deterioration in asset quality. Provisions for 1997 were $484 thousand as compared to $27 thousand and $181 thousand for 1996 and 1995, respectively.

SECURITIES

           Franklin purchases securities from time to time to serve as a source of liquidity, to assist in the management of interest rate sensitivity and to augment net interest income. Securities, consisting of U.S. treasuries and obligations of agencies and states and political subdivisions, were $179.4 million at December 31, 1997 compared to $164.1 million at year end 1996. Securities of states and political subdivisions were added to the portfolio in the latter part of 1996 and increased by $16 million during 1997 in order to alleviate some of the impact of income tax expenses on net earnings.

           Securities additions in 1997 were made primarily in the securities held-to-maturity portfolio as management deemed the available-for sale portfolio, at $96.9 million, more than adequate to insure liquidity for anticipated future loan growth or deposit withdrawals. The average maturity of the total securities portfolio decreased to 38 months at December 31, 1997 from 47 months at December 31, 1996. The total tax equivalent yield on the securities portfolio increased to 6.17% for 1997 as compared to 5.91% for 1996 primarily due to the addition of securities of states and political subdivisions.

           During 1996, the securities portfolio grew $55 million, or 50%, from $109.1 million at December 31, 1995 to $164.1 million at December 31, 1996. This growth rate was due to 1996's significant deposit growth of $124 million exceeding 1996 loan growth of $51 million, necessitating the growth of available-for-sale securities to insure future liquidity. The average maturity of the total securities portfolio increased slightly to 47 months at December 31, 1996 from 41 months at December 31, 1995.

           Franklin maintains a securities available-for-sale portfolio, comprising 54% of total securities as of December 31, 1997, which may be used to meet liquidity or asset/liability management needs. These securities are carried at fair value with unrealized gains or losses, net of tax, recorded as a separate component of stockholders' equity. At December 31, 1997, securities available-for-sale had an aggregate amortized cost of $96.2 million and a fair value of $96.9 million. At December 31, 1996, securities available-for-sale had an aggregate amortized cost of $97.6 million and a fair value of $97.2 million.

           The balance of Franklin's securities have been designated securities held-to-maturity and are recorded at amortized cost, which at December 31, 1997 was $82.5 million with a fair value of $82.1 million. At December 31, 1996, securities held-to-maturity had an aggregate amortized cost of $67 million and a fair value of $65.4 million. Management has the positive intent and ability to continue to hold the securities designated held-to-maturity to their maturity dates.

           All securities have fixed maturities and exhibit no permanent impairments. Table 6 details the maturities of Franklin's securities portfolios as of December 31, 1997.

LIQUIDITY MANAGEMENT AND FUNDING

           Liquidity is a company's ability to maintain sufficient cash flows to fund operations and meet existing and future obligations, including loan commitments, maturing liabilities and depositors' withdrawals. The asset portion of the balance sheet provides liquidity through Federal funds sold, securities purchased under resale agreements and maturities and repayments of loans and securities. Liability liquidity is provided through Franklin's ability to attract and maintain sufficient deposits and to access available funding markets. Franklin maintains levels of liquidity that it considers adequate to meet its current needs and has structured loan and security maturities to cover projected future needs. Loan and security maturities as of December 31, 1997 are set forth in Tables 5 and 6.

TABLE 5

LOAN MATURITY ANALYSIS (DOLLARS IN THOUSANDS)

DECEMBER 31, 1997         WITHIN 1 YEAR  1 - 5 YEARS   AFTER 5 YEARS    TOTAL
---------------------------------------------------------------------------------
Real Estate                  $ 30,018     $ 64,935        $ 6,232      $101,185

Commercial                     93,845       77,576         12,939       184,360

Consumer                        6,995        7,805            572        15,372
---------------------------------------------------------------------------------

TOTAL                        $130,858     $150,316        $19,743      $300,917
=================================================================================


SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
LOANS DUE AFTER ONE YEAR

Fixed interest rate                       $ 58,234       $  5,847      $ 64,081
Adjustable interest rate                    92,082         13,896       105,978
---------------------------------------------------------------------------------
TOTAL                                     $150,316        $19,743      $170,059
=================================================================================

TABLE 6

SECURITIES MATURITY ANALYSIS (DOLLARS IN THOUSANDS)

DECEMBER 31, 1997                          WITHIN 1 YEAR         1 - 5 YEARS         5 - 10 YEARS         OVER 10 YEARS
---------------------------------------------------------------------------------------------------------------------------

                                         AMOUNT    YIELD(1)   AMOUNT    YIELD(1)   AMOUNT    YIELD(1)   AMOUNT    YIELD(1)
---------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE

U.S. treasury securities                 $------     -----    $18,773     6.46%    $     5     8.24%    $------     -----
U.S. government agencies                   5,101     6.29%     39,213     6.36%     12,698     6.48%    -------     -----
Step-up and structured notes             -------     -----      5,950     5.63%    -------     ----     -------     -----
States and political
 subdivisions (2)                        -------     -----      1,715     6.59%      8,398     6.63%    -------     -----
Mortgage-backed securities                    61     8.08%        855     5.36%    -------     -----      1,210     6.46%
---------------------------------------------------------------------------------------------------------------------------

                                         $ 5,162     6.31%    $66,506     6.32%    $21,101     6.52%    $ 1,210     6.46%

HELD-TO-MATURITY

U.S. treasury securities                 $12,989     5.08%    $ 2,971     6.51%    $------     -----    $------     -----
U.S. government agencies                   1,996     5.22%      3,481     6.88%      9,949     6.68%    -------     -----
States and political
 subdivisions (2)                        -------     -----     10,245     6.69%      7,277     6.92%    -------     -----
Mortgage-backed securities                 2,044     5.00%     16,228     5.28%      2,154     5.64%     13,124     6.07%
---------------------------------------------------------------------------------------------------------------------------

                                         $17,029     5.09%    $32,925     6.00%    $19,380     6.65%    $13,124     6.07%
===========================================================================================================================

(1) Yields are based on amortized cost

(2) Yields are included on a taxable-equivalent basis using a 34% tax rate

           Franklin's liquidity needs have been met primarily through growth of stable deposit relationships. Franklin's deposit base grew 30% in 1997, with total deposits and customer repurchase agreements at $603.5 million at December 31, 1997 compared to $462.5 million one year previously. Franklin experienced a large surge in deposits during the fourth quarter of 1997, with total customer deposits increasing by approximately $110 million. That increase accounts for the significant holdings of cash and cash equivalents at year-end of approximately $160 million. Franklin has experienced this type of year-end growth in prior years and management has deemed it prudent to assure sufficient liquidity for withdrawals by investing these funds in short-term investments until the stability of these funds is assured.

           Average customer deposits and customer repurchase agreements have grown steadily over the last three years; from $267.2 million during 1995, to $372.1 million during 1996, to $446.8 million during 1997, exhibiting growth rates of 39% and 20%, respectively. This continued rate of deposit growth has provided the funding for Franklin's asset growth without requiring Franklin to access its available borrowing capabilities. Franklin maintains borrowing lines with the Federal Home Loan Bank of Atlanta and a number of larger regional banking institutions.

           Management attributes Franklin's dramatic increase in total funding primarily to the local corporate community's desire to bank with a responsive, locally-managed bank. With so many other investment alternatives available to depositors, Franklin's ability to continue deposit growth during 1997's competitive financial services environment, speaks to the Bank's ability to service customers' needs and retain core deposit relationships. With the 29% growth in loans during 1997, totaling $67.9 million, deposit growth lagged slightly, growing by $64.4 million, resulting in Franklin's loan to deposit ratio, a key measure of liquidity, increasing from 64% on December 31, 1996 to 70% on December 31, 1997. In the opinion of management, nearly all of the customer repurchase agreements represent stable deposit relationships. If added to deposits, Franklin's liquidity ratio would be 50% as of both December 31, 1997 and 1996. In management's view, these ratios indicate that Franklin is well positioned to fund future liquidity needs. At December 31, 1997, cash, cash equivalents and securities available-for-sale represent 40% of total assets and 42% of total liabilities.

MARKET RISK MANAGEMENT

           The effective management of market risk is essential to achieving Franklin's financial goals. As a financial institution, Franklin's primary market risk exposure is interest rate risk. The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations that arise due to changes in the level and direction of interest rates. Management's objective is to minimize this risk.

           Measuring and managing interest rate risk is a dynamic process that is performed regularly as a component of management's analysis of the impact on earnings of changes in asset and liability portfolios. Management does not attempt to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates.

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

           As of December 31, 1997, Franklin's interest sensitive liabilities exceeded interest sensitive assets within a one-year period by approximately 4% of assets. This is a relatively low percentage, indicating Franklin is almost neutrally positioned with slightly more liabilities than assets subject to repricing over the next twelve months. This gap represents a position at one particular point in time and assumes that assets and liabilities with similar re-pricing characteristics will reprice to the same degree. Such a static gap position is not necessarily indicative of the impact on earnings of changes in interest rates.

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

           Under simulation modeling scenarios, Franklin's net interest income would improve with rising interest rates primarily due to the magnitude of Franklin's adjustable rate loan portfolio. Franklin's loan portfolio, 70% of which consists of adjustable rate loans, provides significant protection during periods of rising interest rates. Management uses the securities portfolio, which consists of only 11% floating rate securities and is of longer duration, to provide stability during periods of falling interest rates.

           Franklin's deposit base is structured comparably to its asset base, with significant deposits subject to fluctuations in interest rates. During 1997, management had the ability to reset the rates paid on 65% of its total average interest bearing liabilities as required to react to changes in market interest rates. Time deposits, issued with fixed maturity dates, represented 35% of total average interest bearing liabilities during 1997. At December 31, 1997, only 8% of total time deposits had maturities of over twelve months.

           While financial institutions may enter into agreements that provide interest rate risk protection, Franklin's management believes effective interest rate sensitivity management can best be achieved through careful monitoring and redeployment of its underlying assets and liabilities. The Bank has never engaged in interest rate futures or options transactions or interest rate swap agreements and has no current intent to do so in the future.

CAPITAL ADEQUACY

           Management believes that a strong equity position is critical for any financial institution to compete effectively in today's market. Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Bank in withstanding unforeseen adverse developments. Over the last three years, Franklin's increasing profitability has continued to contribute to an improvement in its capital base. Franklin's stockholders' equity stood at $39.3 million at December 31, 1997 as compared to $31.9 million and $26.4 million as of December 31, 1996 and 1995, respectively.

           The growth in stockholders' equity in 1997 is the result of 1997's strong earnings of $6 million, new shares issued through Franklin's stock option plans, which resulted in additional equity of approximately $768 thousand, and a change in unrealized gains and losses on securities available-for-sale from a loss of $204 thousand at December 31, 1996 to a gain of $450 thousand at December 31, 1997.

           The growth in stockholders' equity in 1996 was attributable to $4.5 million in earnings and $1.3 million from shares issued through Franklin's stock option plans and a limited offering of 125,000 non-registered, restricted shares of common stock. The increase in equity was partially offset by the reduction in unrealized gains on securities available-for-sale of $347 thousand.

           Franklin is well capitalized as evidenced by its capital ratios at December 31, 1997. Franklin maintained leverage and risk-based capital ratios of 7.73% and 11.92%, respectively, as compared to 7.62% and 13.00% as of December 31, 1996. The increase in the leverage ratio is attributable to the increase in Franklin's Tier I capital due to the retention of earnings. The decline in the risk-based capital ratio is due to the increase in loans outstanding as of December 31, 1997, which carry a higher regulatory risk rating than other asset types, such as securities or Federal funds sold.

           Capital remains well above the minimum regulatory requirements of 4% and 8%, respectively, for leverage and risk-based capital. This strong capital base allows Franklin to take advantage of profitable business opportunities while helping to protect it against the risks inherent in the banking industry.

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

           Net interest income on a fully taxable equivalent ("FTE") basis for 1997 was $22 million, an increase of $3.7 million, or 20%, over 1996's net interest income of $18.3 million. This growth is attributable to volume increases in total average earning assets of $80.9 million during 1997 compared to increases of $69.8 million in total average interest-bearing liabilities over the same period.

           Tables 1 and 7 illustrate the effects of volume and interest rate changes on net interest income. The increase of $6.9 million in total FTE interest income from $29.3 million in 1996 to $36.2 million in 1997 is entirely attributable to volume increases in interest earning assets. Volume increases occurred in every earning asset type, with the exception of Federal funds sold and securities purchased under resale agreements. Interest rate declines in commercial and real estate loans, caused by competitive market pressures, were offset by rate increases in securities and Federal funds sold and other short-term investments.

           The $3.3 million increase in total interest expense from $11 million in 1996 to $14.3 million in 1997 was also related to volume increases in interest bearing liabilities, with significant increases in certificates of deposit of $100,000 and over and customer repurchase agreements. These two account types also accounted for the only rate increases among interest bearing liabilities, again due to competitive market pressures.

           Net interest income for 1996 at $18.3 million was an increase of $4 million, or 28%, over 1995's net interest income of $14.3 million. That increase was also attributable to average earning assets increasing $102.7 million while average interest bearing liabilities increased to a lesser extent, $74.9 million, over the same period.

           Expressed as a percentage of average earning assets, Franklin's net interest margin for 1997 decreased to 4.79% from 4.84% in 1996. The decrease in margin is due to the growth in Franklin's highest-cost deposit types, certificates of deposit and customer repurchase agreements, which also were at increasing rates while the increase in earning assets occurred in loans at declining yields.

           In 1996, Franklin's net interest margin decreased to 4.84% from 5.19% in 1995. That decrease was the result of 1996's growth in customer deposits and repurchase agreements outpacing the growth in loans. Excess funds were invested in lower yielding assets, such as securities and Federal funds sold, thereby reducing the overall net interest margin.

TABLE 7

A SUMMARY OF THE CHANGE IN INTEREST EARNED AND INTEREST PAID RESULTING FROM CHANGES IN VOLUMES AND RATES (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,

                                                                    1997 COMPARED TO 1996                  1996 COMPARED TO 1995
------------------------------------------------------------------------------------------------------------------------------------

FULLY TAXABLE EQUIVALENT                                              CHANGE DUE TO                          CHANGE DUE TO
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME (2)                                       VOLUME (1)     RATE(1)      TOTAL       VOLUME(1)     RATE(1)      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Commercial loans                                            $2,418        $(334)      $2,084       $2,648        $(935)      $1,713

Real estate loans                                            2,477          (49)       2,428        1,779         (319)       1,460

Consumer loans                                                 272           17          289           42          315          357

Securities available-for-sale (3)                            1,424           22        1,446        2,055            4        2,059

Securities held-to-maturity (3)                                954          274        1,228         (145)          17         (128)

Federal funds sold and securities with resale agreements      (600)          71         (529)       1,488          (73)       1,415
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                                       $6,945        $   1       $6,946       $7,867        $(991)      $6,876
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------------

DEPOSITS

Money manager accounts                                      $  (59)       $ (33)      $  (92)      $  126        $ (36)      $   90

Money market accounts                                           68          (15)          53          984          (34)         950

Savings accounts                                                (6)          (1)          (7)          (8)          (8)         (16)

Certificates less than $100,000                                (99)          (5)        (104)          30          (43)         (13)

Certificates of $100,000 and over                            1,782           35        1,817          811         (189)         622
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL DEPOSITS                                          1,686          (19)       1,667        1,943         (310)       1,633
------------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and repurchase agreements            1,581           37        1,618        1,104          132        1,236
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST EXPENSE                                      $3,267        $  18       $3,285       $3,047        $(178)      $2,869
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                         $3,678        $ (17)      $3,661       $4,820        $(813)      $4,007
====================================================================================================================================

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

(2) Non-accrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Yields are stated on a tax equivalent basis.

NON-INTEREST INCOME

           During 1997, total non-interest income increased by $677 thousand, or 38%, to $2.4 million from $1.8 million in 1996. Excluding securities gains, non-interest income increased $659 thousand from $1.7 million in 1996 to $2.4 million in 1997, also an increase of 38%. Approximately $316 thousand, or 47%, of that increase is due to service charges and other fees generated from the increased volume of deposit accounts and a 33% increase in Franklin's ATM facilities. The remaining increase of $361 thousand is the result of expanding fee based products introduced in 1996, such as foreign exchange which increased its annual fees generated by 222% to $221 thousand since the department's inception in September, 1996. Fees generated from increased loan activity rose by 30% to $395 thousand for 1997 as compared to $303 thousand for 1996.

           Net securities gains were $49 thousand in 1997 compared to $31 thousand in 1996. The sales activity in 1997 and 1996 was transacted to take advantage of changes in market interest rates and other general asset and liability management considerations.

           Non-interest income increased 21% in 1996, from $1.5 million in 1995 to $1.8 million in 1996. Excluding securities gains, non-interest income increased $332 thousand, or 24%, from $1.4 million in 1995 to $1.7 million in 1996. This improvement was due to the increased volume of both loan and deposit accounts as well as the introduction of new fee based products and bringing certain fee income producing services, such as payroll processing, in-house.

NON-INTEREST EXPENSE

           While achieving significant asset growth of 30%, with loans increasing 29% and customer deposits and repurchase agreements increasing 30%, and improving information delivery services to customers through image processing and image statements and the introduction of PC banking, Franklin was able to contain total non-interest expense growth to 10%. Management's focus on the containment of overhead expenses, while significantly increasing both net and non-interest income, accounts for the improvement in Franklin's productivity ratio which was 63% in both 1995 and 1996 and improved to 58% in 1997.

           Employee related costs, occupancy and other overhead expenses totalled $13.9 million for 1997, as compared to $12.7 million for 1996. The largest component of non-interest expense, compensation and employee benefits, grew by $832 thousand, or 13%, from $6.5 million in 1996 to $7.3 million in 1997, as Franklin provided for qualified, experienced personnel necessary to continue to provide operational support to the Bank's growing customer base and implemented new products and services. This increase in compensation expense accounted for 66% of the 1997 increase in non-interest expense.

           Franklin's occupancy and furniture and equipment expense increased by $406 thousand, or 16%, from $2.6 million in 1996 to $3 million in 1997. This increase is due to the technology improvements made during 1997 to improve Franklin's product delivery system and properly manage our transaction volume growth. The increase in all other non-interest expense for 1997 was minimal at only $25 thousand, or less than 1%.

           Non-interest expense increased 28% to $12.7 million in 1996 from $9.9 million in 1995. Compensation and employee benefits increased $1.6 million, or 33%, to $6.5 million in 1996 from $4.9 million in 1995. The additional expense was incurred to staff two new branches, Tysons Corner and Bethesda, and to employ qualified, experienced personnel to continue to provide operational support to the Bank's growing customer base. This increase in compensation expense accounted for 57% of 1996's increase in non-interest expense. Franklin's occupancy and furniture and equipment expense increased $668 thousand, or 35%, from $1.9 million in 1995 to $2.6 million in 1996. That increase was also due to the branch expansion and the technology improvements made to enhance product delivery services. The increase in other non-interest expense for 1996 was $530 thousand, or 17%, from $3.1 million in 1995 to $3.6 million in 1996. That increase was primarily due to technology and data processing enhancements, as well as Franklin's increased commitment as sponsor of the Franklin National Bank Classic.

IMPACT OF THE YEAR 2000 ISSUE

           The Year 2000 issue has arisen as the result of computer programs that use two digits rather than four to define the applicable year. Any computer programs that have data-sensitive software may recognize a date using "OO" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions.

           Franklin currently uses a third party processor for the majority of its data processing requirements. Franklin is working with this servicer as well as with all of Franklin's other significant suppliers of data processing software and hardware to identify and implement solutions for areas of concern. Franklin currently believes that timely modifications to existing software and/or hardware will successfully address the Year 2000 issue.

           Franklin will use both internal and external resources to reprogram or replace, where necessary, and test the software for Year 2000 modifications. Franklin plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is not expected to exceed $100 thousand and is not expected to have a material effect on the results of operations.

           The costs of the project and the date on which Franklin plans to complete Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. The acquisition of Franklin by BB&T is not expected to materially change Franklin's cost estimates or time frame for addressing the Year 2000 issue. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

INCOME TAXES

           Franklin's provision for income taxes includes both federal and local income taxes. The increase in income tax expense to $3.6 million for 1997, from $2.9 million in 1996 and $2.3 million in 1995, is attributable to the significant increase in Franklin's net income and the annual limitations placed on the utilization of Franklin's available tax loss carryforwards. Franklin's effective tax rate for 1997 was 37% compared to 39% for 1996. A reconciliation of the effective tax rate to the 1997 federal statutory rate of 34% can be found in Note 10 of the consolidated financial statements.

1998 OUTLOOK

           1998 will be a year of change and increased opportunities for Franklin. Franklin's acquisition by BB&T will provide an affiliation with a larger financial institution that has more advanced technology and delivery systems to provide the expanded products and services sought by our existing customers and prospective new customers. This partnership is expected to provide a compatibility of cultures with a strong belief in local decision-making and the effective servicing of customer needs with local staff. Management intends to expand Franklin's presence in the metropolitan Washington area under the BB&T name.

           BB&T hopes to accomplish its goal of expanding its presence in Virginia and extending its market into the District of Columbia and suburban Maryland will be accomplished by utilizing the knowledge and expertise of Franklin's current management team, directors, advisory board members and staff. Management intends to offer BB&T's broader array of products and services such as mortgage lending, leasing, factoring, insurance, trust and investment products, credit cards and enhanced international banking capabilities to both existing and prospective Franklin customers.

           Franklin expects to have the opportunity and BB&T plans to offer the financial strength, technological support and broad array of financial service products to truly serve the needs of local consumers and businesses within the metropolitan Washington community.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information contained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Market Risk Managment and Tables 5 and 6 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            DECEMBER 31,
                                                     --------------------------
ASSETS                                                 1997              1996
------                                                 ----              ----
Cash and due from banks                              $ 38,590          $ 22,468
Federal funds sold and securities purchased
 under resale agreements                              122,000            71,800

Securities available-for-sale                          96,930            97,160
Securities held-to-maturity                            82,458            66,956
                                                     --------          --------

   TOTAL SECURITIES                                   179,388           164,116
Loans, net of unearned income                         300,441           232,581
 Less: allowance for loan losses                       (4,192)           (3,842)
                                                     --------          --------

   TOTAL LOANS, NET                                   296,249           228,739

Accrued interest receivable                             4,274             3,305
Premises and equipment, net                             2,628             2,504
Goodwill, net                                             989             1,115
Other assets                                            3,330             3,770
                                                     --------          --------

TOTAL ASSETS                                         $647,448          $497,817
                                                     ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

LIABILITIES
-----------
Non-interest bearing deposits                        $139,913          $123,197
Interest bearing deposits                             287,885           240,230
                                                     --------          --------

   TOTAL DEPOSITS                                     427,798           363,427

Securities sold under repurchase agreements           175,708            99,093
Accrued interest payable                                1,871               997
Other liabilities                                       2,788             2,407
                                                     --------          --------

   TOTAL LIABILITIES                                  608,165           465,924
                                                     --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,630,975 and 6,485,944
 shares issued and outstanding, respectively              663               649
Capital surplus                                        21,714            20,960
Retained earnings                                      16,456            10,488
Unrealized gain (loss) on securities
 available-for-sale, net                                  450              (204)
                                                     --------          --------

   TOTAL STOCKHOLDERS' EQUITY                          39,283            31,893
                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $647,448          $497,817
                                                     ========          ========

See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                       1997            1996            1995
                                                       ----            ----            ----

INTEREST INCOME
---------------
Interest and fees on loans                            $23,639         $18,838         $15,308
Interest and dividends on securities                   10,368           8,113           6,182
Interest on federal funds sold and securities
 purchased under resale agreements                      1,860           2,389             974
                                                      -------         -------         -------

   TOTAL INTEREST INCOME                              $35,867          29,340          22,464
                                                      -------         -------         -------

INTEREST EXPENSE
----------------
Interest on deposits                                   10,263           8,596           6,963
Interest on securities sold under
 repurchase agreements                                  4,072           2,454           1,218
                                                      -------         -------         -------

   TOTAL INTEREST EXPENSE                              14,335          11,050           8,181
                                                      -------         -------         -------

NET INTEREST INCOME                                    21,532          18,290          14,283

Provision for loan losses                                 484              27             181
                                                      -------         -------         -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                       21,048          18,263          14,102
                                                      -------         -------         -------

NON-INTEREST INCOME
-------------------
Service charges on deposits                             1,412           1,096             960
Other fee income                                          986             643             447
Gains on sales of securities, net                          49              31              54
                                                      -------         -------         -------

   TOTAL NON-INTEREST INCOME                            2,447           1,770           1,461
                                                      -------         -------         -------

NON-INTEREST EXPENSE
--------------------
Compensation and employee benefits                      7,313           6,481           4,883
Occupancy                                               1,961           1,717           1,231
Furniture and equipment                                 1,007             845             663
Other                                                   3,634           3,609           3,079
                                                      -------         -------         -------

   TOTAL NON-INTEREST EXPENSE                          13,915          12,652           9,856
                                                      -------         -------         -------

INCOME BEFORE INCOME TAX EXPENSE                        9,580           7,381           5,707

Income tax expense                                      3,612           2,858           2,324
                                                      -------         -------         -------

NET INCOME                                            $ 5,968         $ 4,523         $ 3,383
                                                      =======         =======         =======

EARNINGS PER SHARE
------------------
NET INCOME                                            $  0.91         $  0.71         $  0.56

EARNINGS PER SHARE - ASSUMING DILUTION
--------------------------------------
NET INCOME                                            $  0.86         $  0.68         $  0.54


See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(DOLLARS IN THOUSANDS)

                                                          COMMON       CAPITAL       RETAINED        UNREALIZED
                                             SHARES       STOCK        SURPLUS       EARNINGS        GAIN(LOSS)       TOTAL
                                             ------       -----        -------       --------        ----------       -----
BALANCE, DECEMBER 31, 1994                  5,614,877      $562        $17,421        $ 2,582          $(820)        $19,745

Common stock issued on the
     merger with The George
     Washington Banking Corporation           630,180        63          2,067        -------          -----           2,130
Common stock issued under
     stock option plan                         38,000         3            161        -------          -----             164
Net income                                  ---------      ----        -------          3,383          -----           3,383
Change in unrealized loss
     on securities available-for-sale       ---------      ----        -------        -------            963             963
                                            ---------      ----        -------        -------          -----         -------

BALANCE, DECEMBER 31, 1995                  6,283,057       628         19,649          5,965            143          26,385

Proceeds from issuance of common stock        125,000        13            988        -------          -----           1,001
Common stock issued under
     stock option plan                         77,887         8            323        -------          -----             331
Net income                                  ---------      ----        -------          4,523          -----           4,523
Change in unrealized gain
     on securities available-for-sale       ---------      ----        -------        -------           (347)           (347)
                                            ---------      ----        -------        -------          -----         -------

BALANCE, DECEMBER 31, 1996                  6,485,944       649         20,960         10,488           (204)         31,893

Common stock issued under stock
 option plan                                  145,031        14            754        -------          -----             768

Net income                                  ---------      ----        -------          5,968          -----           5,968

Change in unrealized loss on
 securities available-for-sale              ---------      ----        -------        -------            654             654
                                            ---------      ----        -------        -------          -----         -------

BALANCE, DECEMBER 31, 1997                  6,630,975      $663        $21,714        $16,456          $ 450         $39,283
                                            =========      ====        =======        =======          =====         =======


See accompanying notes to consolidated financial statements

FRANKLIN BANCORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                1997             1996             1995
                                                                ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                    $  5,968         $  4,523         $  3,383
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                          484               27              181
Depreciation and amortization                                      809              802              779
Gains on sales of securities, net                                  (49)             (31)             (54)
Change in accrued interest receivable and
 other assets                                                     (983)            (456)          (2,449)
Change in accrued interest payable and other
 liabilities                                                     1,255            1,062            1,095
                                                              --------         --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,484            5,927            2,935
                                                              --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchases of securities held-to-maturity                       (19,165)         (18,741)        --------
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                  3,722           16,120            3,663
Purchases of securities available-for-sale                     (21,424)         (82,763)         (11,607)
Proceeds from sales of securities available-for-sale             5,477            7,049            4,430
Proceeds from maturities/principal paydowns
 of securities available-for-sale                               17,510           22,968            8,196
Net increase in loans receivable                               (68,170)         (50,891)         (36,983)
Proceeds from sale of other real estate owned                      176              332               62
Cash provided by merger                                        -------           ------            2,495
Additions to premises and equipment, net                        (1,042)            (967)          (1,088)
                                                              --------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                          (82,916)        (106,893)         (30,832)
                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net increase in deposits                                        64,371           60,992           64,481
Net increase in federal funds purchased and securities
 sold under repurchase agreements                               76,615           63,224            4,893
Proceeds from issuance of common stock                             768            1,332              164
                                                              --------         --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      141,754          125,548           69,538
                                                              --------         --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       66,322           24,582           41,641

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                        94,268           69,686           28,045
                                                              --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $160,590         $ 94,268         $ 69,686
                                                              ========         ========         ========

Supplemental Disclosures
Interest paid                                                  $13,461         $ 10,977         $  7,670
Income taxes paid                                                3,486            2,585            2,498


See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS - EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY:

           The consolidated financial statements include the accounts of Franklin and its wholly-owned subsidiaries, the Bank and the CDC. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

INCOME TAXES:

           Franklin files a consolidated Federal income tax return with its subsidiaries. Current taxes payable represent the estimated amounts currently payable to taxing authorities. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

           Substantially all of the deferred tax asset relates to the expected utilization of net operating loss carryforwards and the temporary difference between financial and taxable income as it relates to the provision for loan losses.

EARNINGS PER SHARE:

           Effective December 31, 1997, Franklin adopted SFAS No. 128, "Earnings per Share." Under the new standards, earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

           Earnings per share, assuming dilution, is computed by dividing net income available to common stockholders by the weighted average common shares outstanding and the additional common shares that would have been outstanding if any dilutive potential common shares had been issued.

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

           SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurences which are the result of non-owner changes in equity. Non-owner equity changes, such as unrealized gains or losses on debt securities for example, will be accumulated with net income in determing comprehensive income. This statement is effective for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial statements but additional disclosures will be required.

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was also issued in June 1997 and provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. This statement becomes effective for all periods beginning after December 15, 1997. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial statements but additional disclosures may be required.

NOTE 2 - ACQUISITION ACTIVITY

           On June 23, 1989, Franklin acquired 63.9% of the outstanding common stock of the Bank by contributing approximately $3 million, excluding expenses, in capital. During 1991, Franklin acquired an additional 20.7% of the outstanding common stock of the Bank by contributing approximately $7 million in capital. On July 6, 1992, the Bank's stockholders approved the Merger Agreement Plan (the "Plan") which consisted of an offer to exchange one share of Franklin common stock for each share of the Bank's common stock not owned by Franklin. The Plan was approved by the stockholders and regulatory agencies, and the merger was effective November 6, 1992. All acquisitions of common stock have been accounted for under the purchase method of accounting. The consolidated financial statements reflect the results of the Bank's operations beginning at the initial acquisition in 1989. Goodwill of $663 thousand, $730 thousand and $380 thousand which resulted from the 1992, 1991 and 1989 transactions, respectively, is being amortized over 15 years.

           On April 1, 1995, Franklin completed the acquisition of The George Washington Banking Corporation ("GWBC"), the holding company of The George Washington National Bank of Alexandria, Virginia. The merger was accounted for as a purchase with the GWBC stockholders receiving a combination of $237 thousand in cash and 630,180 shares of Franklin stock for a total purchase price of $2.9 million, of which $519 thousand represents merger related costs. The merger resulted in the acquisition of assets of $28.8 million, including goodwill of $941 thousand to be amortized over a period of fifteen years, and the assumption of $25.9 million of liabilities. Upon consummation of the merger, The George Washington National Bank was renamed Franklin National Bank of Virginia. Unaudited pro forma combined results of operations of Franklin for the year ended December 31, 1995 is presented below. Such pro forma presentation has been prepared assuming the acquisition was made as of the beginning of 1995.

                                                   YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------
Net interest income                                          $14,664
Net income                                                     3,292
Earnings per share:
  Net income                                                 $  0.54

Earnings per share, assuming dilution:
 Net income                                                  $  0.52

           The unaudited pro forma information is not necessarily indicative of what actual results of operations of Franklin would have been assuming such transactions had been completed as of the beginning of 1995, nor does it purport to represent the results of operations for future periods.

           On August 7, 1996, Franklin received regulatory approval to merge Franklin National Bank of Virginia ("Franklin-VA") with and into the Bank. The merger resulted in the immediate recognition of net operating loss carryforwards of approximately $1 million which had been fully reserved against at the time of the acquisition of GWBC.

           On December 16, 1997, Franklin announced it had entered into an Agreement and Plan of Reorganization with BB&T Financial Corporation of Virginia ("BB&T Virginia") and BB&T Corporation ("BB&T"), which provides that BB&T will acquire Franklin in a stock transaction. Based upon BB&T's closing stock price of $63.75 on December 15, 1997, the transaction is valued at $165.1 million, or $22.45 per share of Franklin common stock. Franklin shareholders will receive a minimum of 0.35 shares to a maximum of 0.3743 shares of BB&T common stock for each share of Franklin common stock held, based on BB&T's average stock price for a period prior to closing. The acquisition, which will be accounted for as a pooling, is expected to be completed on or about the end of the second quarter of 1998.

NOTE 3 - CASH AND DUE FROM BANKS

           Under Federal Reserve Bank ("FRB") regulations, banks are required to maintain cash reserves based upon average deposits. Assets qualified to meet these reserve requirements consist of vault cash and balances on deposit with the FRB. The Bank's reserve requirements for the periods ending December 31, 1997 and 1996, respectively, were $8.9 million and $8.4 million.

NOTE 4 - SECURITIES

SECURITIES AVAILABLE-FOR-SALE:

           The amortized cost and market value of securities available-for-sale are as follows:

                                                            GROSS          GROSS
                                         AMORTIZED        UNREALIZED     UNREALIZED         MARKET
DECEMBER 31, 1997                          COST             GAINS          LOSSES           VALUE
----------------------------------------------------------------------------------------------------
U.S. treasury securities                  $18,778           $ 392          $-----          $19,170
U.S. government agencies                   57,012             447             (31)          57,428
Step-up and structured notes                5,950              48            (160)           5,838
Mortgage-backed securities                  2,126               2             (52)           2,076
States and political subdivisions          10,113              92           -----           10,205
Equity securities                           2,213            ----           -----            2,213
----------------------------------------------------------------------------------------------------
                                          $96,192           $ 981          $ (243)         $96,930
====================================================================================================


                                                            GROSS          GROSS
                                         AMORTIZED        UNREALIZED     UNREALIZED         MARKET
DECEMBER 31, 1996                          COST             GAINS          LOSSES           VALUE
----------------------------------------------------------------------------------------------------
U.S. treasury securities                  $19,712           $ 196          $   (1)         $19,907
U.S. government agencies                   67,393             241            (564)          67,070
Step-up and structured notes                5,928              51            (262)           5,717
Mortgage-backed securities                  2,643               2             (57)           2,588
Equity securities                           1,878            ----            ----            1,878
----------------------------------------------------------------------------------------------------
                                          $97,554           $ 490          $ (884)         $97,160
====================================================================================================

           The remaining contractual maturity distribution of debt securities available-for-sale at December 31, 1997 is as follows:

                                      AMORTIZED         MARKET         UNREALIZED
DUE:                                    COST            VALUE          GAIN (LOSS)
----------------------------------------------------------------------------------------------------
Within one year                        $ 5,101         $ 5,102            $  1
After 1 year through 5 years            65,651          66,181             530
After 5 years through 10 years          21,101          21,358             257
Mortgage-backed securities               2,126           2,076             (50)
----------------------------------------------------------------------------------------------------
                                       $93,979         $94,717            $738
====================================================================================================

           The mortgage-backed securities have contractual maturities ranging from 1 to 25 years but repayments will vary from the contractual maturities.

           Securities available-for-sale with a fair value of $65.9 million and $67.2 million at December 31, 1997 and 1996, respectively, were pledged as collateral for securities sold under repurchase agreements and other customer deposits. All repurchase agreements have maturity dates of less than 1 year.

           Proceeds from sales and calls of securities available-for-sale were $19.5 million, $21.1 million and $11.4 million in 1997, 1996 and 1995, respectively.

           Gross gains and losses on sales of securities for the years ended December 31 were realized as follows:

                                       1997                 1996                1995
---------------------------------------------------------------------------------------
Gross gains                            $49                  $31                 $ 54
Gross losses                           ---                  ---                  ---
---------------------------------------------------------------------------------------

NET GAINS                              $49                  $31                 $ 54
=======================================================================================

SECURITIES HELD-TO-MATURITY:

           The amortized cost and market value of securities held-to-maturity are as follows:

                                                                         GROSS         GROSS
                                                         AMORTIZED     UNREALIZED    UNREALIZED      MARKET
DECEMBER 31, 1997                                          COST          GAINS         LOSSES        VALUE
---------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                                  $15,960         $ 82         $   (41)     $16,001
U.S. government agencies                                   15,426          244             (13)      15,657
Mortgage-backed securities                                 33,550           71            (982)      32,639
States and political subdivisions                          17,522          236          -------      17,758
---------------------------------------------------------------------------------------------------------------------
                                                          $82,458         $633         $(1,036)     $82,055
=====================================================================================================================

                                                                         GROSS         GROSS
                                                         AMORTIZED     UNREALIZED    UNREALIZED      MARKET
DECEMBER 31, 1996                                          COST          GAINS         LOSSES        VALUE
---------------------------------------------------------------------------------------------------------------------
U.S. treasury securities                                  $12,975         $---         $  (135)     $12,840
U.S. government agencies                                    4,983          ---             (62)       4,921
Mortgage-backed securities                                 37,248           63          (1,297)      36,014
States and political subdivisions                          11,750           11             (89)      11,672
---------------------------------------------------------------------------------------------------------------------
                                                          $66,956         $ 74         $(1,583)     $65,447
=====================================================================================================================

           The remaining contractual maturity distribution of securities held-to-maturity on December 31, 1997 is as follows:

                                                    AMORTIZED            MARKET            UNREALIZED
DUE:                                                  COST               VALUE             GAIN (LOSS)
--------------------------------------------------------------------------------------------------------------
Within one year                                      $14,984            $14,931               $ (53)
After 1 year through 5 years                          16,697             16,923                 226
After 5 years through 10 years                        17,227             17,562                 335
Mortgage-backed securities                            33,550             32,639                (911)
--------------------------------------------------------------------------------------------------------------
                                                     $82,458            $82,055               $(403)
==============================================================================================================

           The mortgage-backed securities have contractual maturities ranging from 1 to 29 years, but repayments will vary from the contractual maturities.

           Securities held-to-maturity with an amortized cost of $62.7 million and $52.8 million at December 31, 1997 and 1996, respectively, were pledged as collateral for securities sold under repurchase agreements and other customer deposits. All repurchase agreements have maturity dates of less than 90 days.

           For the years ended December 31, 1997 and 1996, there were no sales of, or transfers from, securities held-to-maturity.

NOTE 5 - LOANS

LOAN PORTFOLIO:

           Major categories of loans included in the loan portfolio at December 31 are as follows:

                                                       1997                 1996
-------------------------------------------------------------------------------------------------------
REAL ESTATE
  Commercial                                         $ 59,278             $ 44,136
  Construction and development                         11,336               15,243
  Residential mortgage                                 30,571               18,768
-------------------------------------------------------------------------------------------------------
  TOTAL                                               101,185               78,147

COMMERCIAL AND INDUSTRIAL                             184,360              140,544

CONSUMER
  Consumer                                             10,848                9,800
  Home equity                                           4,524                4,526
-------------------------------------------------------------------------------------------------------
  TOTAL                                                15,372               14,326

                                                      300,917              233,017
Unearned income                                          (476)                (436)
-------------------------------------------------------------------------------------------------------

LOANS, NET OF UNEARNED INCOME                        $300,441             $232,581
-------------------------------------------------------------------------------------------------------

           Primarily all of Franklin's loan portfolio at December 31, 1997 and 1996 consists of loans made within the Washington, D.C. area. This includes real estate loans made for acquisition, renovation or development for which a deed of trust on the subject property is the primary collateral.

ALLOWANCE FOR LOAN LOSSES:

           While management uses available information to recognize losses on loans, future additions to the allowance for existing loans may be necessary based on changes in economic and borrower conditions. Management believes that adequate allowances have been established to reflect possible losses on loans as of December 31, 1997, 1996 and 1995.

           Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                        1997             1996             1995
-----------------------------------------------------------------------------------
BALANCE, JANUARY 1                     $3,842           $3,443           $2,404
-----------------------------------------------------------------------------------

Provision for loan losses                 484               27              181
Loans charged off                        (382)            (509)            (370)
Recoveries                                248              881              649
Allowance applicable to loans
 purchased through merger               -----            -----              579

-----------------------------------------------------------------------------------

BALANCE, DECEMBER 31                   $4,192           $3,842           $3,443
===================================================================================

           Various regulatory agencies, as an integral part of the examination process, periodically review the allowance based on their judgements about information available to them at the time of their examination.

IMPAIRED LOANS:

           Impaired loans included in the loan portfolio at December 31 are as follows:

                                              1997           1996
----------------------------------------------------------------------
Measured using:
 Present value of expected
  future cash flows                          $  311           $445

 Fair value of underlying collateral            736            463
                                             ------           ----

Total impared loans                          $1,047           $908

Corresponding valuation allowance            $  407           $186
----------------------------------------------------------------------

           The loans deemed to be impaired were primarily commercial loans.

           The average recorded investment in impaired loans, the interest income due under their original terms and the interest income recorded for the years ended December 31 were as follows:

                                          1997           1996          1995
--------------------------------------------------------------------------------
Average recorded investment
 in impaired loans                        $716           $812         $1,120

Income due under original terms             79             80             75

Income recorded                             22             15             46
--------------------------------------------------------------------------------

           At December 31, 1997, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. There were two loans totalling $149 thousand which were 90 days or more past due which were still accruing interest and were not deemed to be impaired.

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

                                      1997             1996
-----------------------------------------------------------------

BALANCE, JANUARY 1                  $ 5,427          $ 9,319
-----------------------------------------------------------------

New loans                            11,378            4,415
Repayments                           (1,378)          (8,307)
-----------------------------------------------------------------

BALANCE, DECEMBER 31                $15,427          $ 5,427
-----------------------------------------------------------------

           There were no loans to directors, officers or other related parties that were classified as impaired as of December 31, 1997 and 1996.

NOTE 6 - PREMISES AND EQUIPMENT

           Investments in premises and equipment at December 31 are:

                                      1997             1996
-----------------------------------------------------------------
Leasehold improvements              $ 2,485          $ 2,167
Furniture and equipment               4,106            3,449
-----------------------------------------------------------------
                                      6,591            5,616
Accumulated depreciation and
 amortization                        (3,963)          (3,112)
-----------------------------------------------------------------

TOTAL PREMISES AND EQUIPMENT        $ 2,628          $ 2,504
-----------------------------------------------------------------


           Depreciation and amortization expense was $917 thousand, $797 thousand and $605 thousand for 1997, 1996 and 1995, respectively.

NOTE 7 - DEPOSITS

Major classifications of deposits at December 31 are as follows:

                                                                          1997                           1996
------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING DEPOSITS                                           $139,913                       $123,197
------------------------------------------------------------------------------------------------------------------

INTEREST BEARING DEPOSITS
------------------------------------------------------------------------------------------------------------------
   Savings accounts                                                        3,364                          4,121
   Money manager accounts                                                 29,194                         38,822
   Money market accounts                                                 111,918                        117,857
   IRA certificates                                                        1,684                          1,965
   Certificates less than $100,000                                        11,477                         12,708
   Certificates of $100,000 and over                                     130,248                         64,757
------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST BEARING DEPOSITS                                          287,885                        240,230
------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                                                          $427,798                       $363,427
==================================================================================================================


           Interest expense on certificates of deposit of $100,000 or more for the years ended December 31, 1997, 1996 and 1995 was approximately $5.0 million, $3.1 million and $2.6 million, respectively. At December 31, 1997 and 1996, there were no brokered deposits included in total deposits.

           At December 31, 1997, certificates of deposit in amounts of $100,000 or more have maturities as follows:

Three months or less                                                     $ 85,249
Over three months to six months                                            17,462
Over six months to twelve months                                           15,961
Over twelve months                                                         11,576
                                                                         --------
                                                                         $130,248
                                                                         ========

NOTE 8 - SHORT-TERM BORROWINGS

           Short-term borrowings with maturities of less than one year are summarized as follows:

                                                                                    YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------

                                                                                 1997                      1996
--------------------------------------------------------------------------------------------------------------------------

                                                                          AMOUNT       RATE         AMOUNT         RATE
--------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE YEAR:

 Securities sold under repurchase agreements                             $ 94,314      4.28%        $58,040        4.23%
--------------------------------------------------------------------------------------------------------------------------

AT YEAR-END:

  Securities sold under repurchase agreements                            $175,708      4.32%        $99,093        4.19%
--------------------------------------------------------------------------------------------------------------------------

MAXIMUM MONTH-END BALANCE:

  Securities sold under repurchase agreements                            $175,708                   $99,093
==========================================================================================================================

           Securities sold under repurchase agreements are entered into primarily as accommodations to the Bank's large commercial deposit customers. Several of these customer relationships in the aggregate exceed 10% of Franklin's stockholders' equity. All of the collateral provided under these agreements is maintained under Franklin's control.

           Securities sold under repurchase agreements at December 31, 1997, by due date, are as follows:

                                                     LESS THAN         30 - 90           OVER
                                    OVERNIGHT         30 DAYS            DAYS           90 DAYS           TOTAL
-------------------------------------------------------------------------------------------------------------------
U.S. TREASURY SECURITIES:

   Securities sold:
     Carrying value                  $16,992           $1,100           $4,532           $2,672          $25,296
     Market value                     17,059            1,099            4,531            2,672           25,361

U.S. GOVERNMENT AGENCIES:

   Securities sold:
     Carrying value                   55,723            5,228            1,282              770           63,003
     Market value                     55,910            5,268            1,282              770           63,230

MORTGAGE-BACKED SECURITIES:

   Securities sold:
     Carrying value                   22,572            1,130           ------           ------           23,702
     Market value                     21,874            1,053           ------           ------           22,927

SECURITIES PURCHASED UNDER
 RESALE AGREEMENTS:

   Securities sold:
     Carrying value                   67,607           ------           ------           ------           67,607
     Market value                     68,500           ------           ------           ------           68,500

   REPURCHASE AGREEMENTS             159,971            7,197            5,256            3,284          175,708
===================================================================================================================


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

STOCK OPTION PLANS AND AGREEMENTS:

           Under various stock option plans and agreements, Franklin has authorized the issuance of stock options to purchase 1,610,537 shares of Franklin's common stock. Options are granted at exercise prices equal to fair market value on the option grant date and generally expire ten years from the date of grant.

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

                                                                         1997             1996
---------------------------------------------------------------------------------------------------
Net income                                          As reported         $5,968           $4,523
                                                    Pro forma            5,066            4,075

Earnings per share                                  As reported         $ 0.91           $ 0.71
                                                    Pro forma             0.72             0.62

Earnings per share, assuming dilution               As reported         $ 0.86           $ 0.68
                                                    Pro forma             0.72             0.62
===================================================================================================


FIXED STOCK OPTION PLANS:

           At December 31, 1997, Franklin has three stock-based compensation plans. Under the 1991 Employee Stock Option Plan, Franklin may grant options to its employees for up to 800,000 shares of common stock. Under the 1997 Stock Option Plan, Franklin may grant options to its executive officers and key employees for up to 500,000 shares of common stock. Under the 1996 Directors Stock Option Plan, Franklin may grant options to its Directors based on the achievement of annually stipulated goals for referrals of deposits and loans for up to 100,000 options. Under the plans, the exercise price of each option equals the market price of Franklin's stock on the date of grant, each option vests on date of grant and an option's maximum term is 10 years.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: zero dividend yield for all years; expected volatility of 27% for all years; risk-free interest rates of 6.1% and 6.3%; and expected lives of 7 years for all years.

The following summarizes activity relating to Franklin's fixed stock option plans as of December 31:

                                         1997                          1996                1995

                                        WEIGHTED-AVERAGE         WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
(Options in thousands)          OPTIONS  EXERCISE PRICE  OPTIONS  EXERCISE PRICE  OPTIONS  EXERCISE PRICE
                                -------  --------------  -------  --------------  -------  --------------
Outstanding, January 1            678        $ 4.80        642        $4.12         475        $ 3.52
Granted                           190         10.71        126         7.91         140          6.25
Conversion of GWBC options       ----        ------       ----         ----          66          4.18
Exercised                        (145)         5.30        (78)        4.26         (38)         4.33
Forfeited                          (1)        14.25        (12)        4.96          (1)        11.00
                                -----                    -----                    -----
Outstanding, December 31          722          6.24        678         4.80         642          4.12
                                =====                    =====                    =====

Options exercisable at
 year-end                         722        $ 6.24        678        $4.80         642        $ 4.12

Weighted-average fair value
 of options granted during
 the year                                    $ 5.17                   $3.56                    $ 2.73


The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING AND EXERCISABLE
                                                  -----------------------------------

                                                                          WEIGHTED-AVERAGE
             RANGE OF                          NUMBER                        REMAINING                     WEIGHTED-AVERAGE
         EXERCISE PRICES                     OUTSTANDING                  CONTRACTUAL LIFE                  EXERCISE PRICE
         ---------------                     -----------                  ----------------                  --------------
            $3 to $ 5                          359,534                       4.6 years                          $ 3.54
             5 to   8                          167,009                       7.2                                  7.18
             8 to  11                          163,776                       7.8                                  9.88
            11 to  16                           31,600                       9.5                                 13.04
            ----------------------------------------------------------------------------------------------------------------
            $3 to $16                          721,919                       6.6                                $ 6.24

Stock appreciation rights may be granted with the employee options whereby the employee is entitled, upon exercise of the option and approval of the Board of Directors, to receive, in cash or other consideration, an amount equal to the difference between the exercise price of the option and the market value of the shares covered. During 1997, 1996 and 1995, no stock appreciation rights were outstanding, approved or exercised.

NOTE 10 - INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

                                                     1997                       1996                         1995
----------------------------------------------------------------------------------------------------------------------------

CURRENT TAXES
----------------------------------------------------------------------------------------------------------------------------
  Federal                                           $2,810                     $2,335                       $1,808
  Local                                                746                        636                          429

----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT TAXES                                  3,556                      2,971                        2,237
----------------------------------------------------------------------------------------------------------------------------

DEFERRED TAXES
----------------------------------------------------------------------------------------------------------------------------

  Federal                                               45                        123                           83
  Local                                                 11                         (3)                           4

----------------------------------------------------------------------------------------------------------------------------

TOTAL DEFERRED TAXES                                    56                        120                           87
----------------------------------------------------------------------------------------------------------------------------

Change in valuation allowance                        -----                       (233)                       -----
----------------------------------------------------------------------------------------------------------------------------

TOTAL PROVISION                                     $3,612                     $2,858                       $2,324
============================================================================================================================


           The following is a reconciliation of the federal statutory rate to the consolidated effective tax rate for the years ended December 31:

                                                       1997                       1996                         1995
----------------------------------------------------------------------------------------------------------------------------
STATUTORY U.S. TAX RATE                                 34%                        34%                          34%
----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) RESULTING FROM:
----------------------------------------------------------------------------------------------------------------------------

Non-deductible items                                    (2)                       ---                          ---
Local tax                                                6                          6                            5
Change in valuation allowance                          ---                         (3)                         ---
Other                                                   (1)                         2                            2
----------------------------------------------------------------------------------------------------------------------------

EFFECTIVE TAX RATE                                      37%                        39%                          41%
============================================================================================================================

           Deferred tax assets and liabilities are composed of the following at December 31:

DEFERRED TAX ASSETS:                                                            1997                    1996
----------------------------------------------------------------------------------------------------------------------------
  Net operating loss carryfowards                                              $1,453                  $1,503
  Book bad debt reserves                                                        1,701                   1,559
  Unearned income                                                                 193                     177
  Net unrealized loss on securities
   available-for-sale                                                           -----                     160
  Other                                                                           151                     224
----------------------------------------------------------------------------------------------------------------------------

  TOTAL DEFERRED TAX ASSETS                                                     3,498                   3,623

DEFERRED TAX LIABILITIES:
----------------------------------------------------------------------------------------------------------------------------

  Tax bad debt reserves                                                           676                     731
  Net unrealized gain on securities
   available-for-sale                                                             300                   -----
----------------------------------------------------------------------------------------------------------------------------

  TOTAL DEFERRED TAX LIABILITIES                                                  976                     731
----------------------------------------------------------------------------------------------------------------------------

NET DEFERRED TAX ASSETS                                                        $2,522                  $2,892
----------------------------------------------------------------------------------------------------------------------------


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

           Franklin has approximately $5.3 million of net operating loss carryforwards at December 31, 1997 for federal income tax purposes. However, these net operating losses are limited to $3.6 million of amounts available as a result of ownership changes in the stock of the Bank. The amounts and expiration dates of future carryforwards for future years are as follows:

                                              AVAILABLE
EXPIRATION DATE                           NET OPERATING LOSS
-----------------------------------------------------------------
   2005                                         $   28
   2006                                          2,157
   2007                                            626
   2008                                            523
   2009                                            122
   2010                                            123
-----------------------------------------------------------------

CUMULATIVE                                      $3,579
=================================================================

NOTE 11 - EARNINGS PER SHARE

           Effective December 31, 1997, Franklin adopted SFAS No. 128, "Earnings per Share". The following is a reconciliation of the numerators and the denominators of the earnings per share and the earnings per share assuming dilution computations for net income for the years ended December 31:

----------------------------------------------------------------------------------------------------------
                                          1997                                      1996
----------------------------------------------------------------------------------------------------------
                          INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER SHARE
                        (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Income available to
 stockholders              $5,968       6,533,470       $0.91       $4,523        6,337,322       $0.71

EFFECT OF DILUTIVE
 SECURITIES:
Options                    ------         428,877                   ------          283,948
                           ------       ---------       -----       ------        ---------       -----

EARNINGS PER SHARE,
 ASSUMING DILUTION:
Income available to
 stockholders plus
 assumed conversions       $5,968       6,962,347       $0.86       $4,523        6,621,270       $0.68

------------------------------------------------------------------
                                          1995
------------------------------------------------------------------
                          INCOME         SHARES       PER SHARE
                        (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------------------------------------
EARNINGS PER SHARE:
Income available to
 stockholders             $3,383        6,095,273       $0.56

EFFECT OF DILUTIVE
 SECURITIES:
Options                   ------          210,665
                          ------        ---------

EARNINGS PER SHARE,
 ASSUMING DILUTION:
Income available to
 stockholders plus
 assumed conversions      $3,383        6,305,938       $0.54


NOTE 12- BENEFIT PLANS

           Franklin has a qualified 401(k) plan which allows substantially all employees to participate in this contributory savings plan after satisfaction of service requirements. The plan provides for an employee salary reduction feature pursuant to section 401(k) of the Internal Revenue Code. Employee contributions are voluntary, and the employee can elect to defer up to 15% of their compensation, subject to certain limitations. The Bank provides a 100% matching contribution upon the first 4% of the employee's salary. For the years ended December 31, 1997, 1996 and 1995, Franklin contributed approximately $151 thousand, $127 thousand and $110 thousand, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

           In the normal course of business, there are various commitments, legal proceedings, and contingencies. In the opinion of management, based on its review with counsel of these matters to date, disposition of all matters will not materially effect the consolidated financial position or results of operations of Franklin.

           The Bank leases facilities under operating leases with unaffiliated third parties which have expiration dates ranging from 1998 through 2009. Several of the leases have one or more renewal options. The leases require payment by the Bank of its proportionate share of real estate taxes and insurance on the leased properties. One lease agreement requires Franklin to pledge a certificate of deposit for $200,000 to the lessor as a security deposit. Rental expense aggregated $1.6 million, $1.4 million and $1.0 million in 1997, 1996 and 1995, respectively.

           Total future minimum annual rental payments under these agreements as of December 31, 1997 are as follows:

   1998                                   $1,368
   1999                                    1,202
   2000                                    1,246
   2001                                    1,290
   2002                                      844
Thereafter                                 3,426
--------------------------------------------------------------
                                          $9,376
==============================================================


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

           Commitments to lend are summarized as follows:

                                                                         1997                 1996
-------------------------------------------------------------------------------------------------------
Financial instruments whose
 contract amounts represent credit risk:
  Commitments to extend credit                                         $85,563              $84,776
  Standby letters of credit                                             12,851               10,576


           Collateral in the form of restricted cash accounts totalling $3.3 million and $5.9 million as of December 31, 1997 and 1996, respectively, are maintained by Franklin with respect to these letters of credit. Primarily all of Franklin's outstanding commitments to lend have been issued at variable interest rates.

           Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

           INTEREST BEARING DEPOSITS: The fair value of savings, money manager and money market accounts is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

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

           The estimated fair values of Franklin's financial instruments at December 31 are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                        1997                                    1996
----------------------------------------------------------------------------------------------------------------------------------

                                                           CARRYING               FAIR               CARRYING            FAIR
FINANCIAL ASSETS:                                           VALUE                VALUE                VALUE             VALUE
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                    $ 38,590             $ 38,590             $ 22,468          $ 22,468
Federal funds sold and securities purchased
 under resale agreements                                    122,000              122,000               71,800            71,800
Securities available-for-sale                                96,930               96,930               97,160            97,160
Securities held-to-maturity                                  82,458               82,055               66,956            65,447
Loans, net of allowance                                     296,249              292,907              228,739           228,526
Accrued interest receivable                                   4,274                4,274                3,305             3,305

FINANCIAL LIABILITIES:
----------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits                              $139,913             $139,913             $123,197          $123,197
Interest bearing deposits                                   287,885              288,155              240,230           240,615
Securities sold under repurchase
 agreements                                                 175,708              175,708               99,093            99,093
Accrued interest payable                                      1,871                1,871                  997               997
==================================================================================================================================


NOTE 16 - REGULATORY REQUIREMENTS

           Franklin and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Franklin's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Franklin and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Franklin's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require Franklin and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that Franklin and the Bank meet all capital adequacy requirements to which they are subject.

           As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

           Franklin's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             FOR CAPITAL
                                                 ACTUAL                                   ADEQUACY PURPOSES
------------------------------------------------------------------------------------------------------------------------------------
                                           AMOUNT      RATIO                AMOUNT                                RATIO
------------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                 $42,036     11.9%    greater than or equal to $28,210      greater than or equal to 8.0%
  Bank                                      38,705     11.0%    greater than or equal to  28,204      greater than or equal to 8.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                 $37,844     10.7%    greater than or equal to $14,105      greater than or equal to 4.0%
  Bank                                      34,513      9.8%    greater than or equal to  14,102      greater than or equal to 4.0%

TIER I CAPITAL (TO AVERAGE ASSETS)
  Franklin                                 $37,844      7.7%    greater than or equal to $19,591      greater than or equal to 4.0%
  Bank                                      34,513      7.1%    greater than or equal to  19,589      greater than or equal to 4.0%

------------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1996

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                 $34,286      13.0%   greater than or equal to $21,104      greater than or equal to 8.0%
  Bank                                      31,634      12.0%   greater than or equal to  21,104      greater than or equal to 8.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                 $30,982      11.7%   greater than or equal to $10,552      greater than or equal to 4.0%
  Bank                                      28,329      10.7%   greater than or equal to  10,552      greater than or equal to 4.0%

TIER I CAPITAL (TO AVERAGE ASSETS)
  Franklin                                 $30,982       7.6%   greater than or equal to $16,270      greater than or equal to 4.0%
  Bank                                      28,329       7.0%   greater than or equal to  16,270      greater than or equal to 4.0%

------------------------------------------------------------------------------------------------------------------------------------

                                                                        TO BE WELL
                                                                     CAPITALIZED UNDER
                                                                       PROMPT CORRECTIVE
                                                                       ACTION PROVISIONS
----------------------------------------------------------------------------------------------------------------
                                                       AMOUNT                                RATIO
----------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $35,255      greater than or equal to 10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $21,153       greater than or equal to 6.0%

TIER I CAPITAL (TO AVERAGE ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $24,487       greater than or equal to 5.0%

----------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1996

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $26,381      greater than or equal to 10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $15,828       greater than or equal to 6.0%

TIER I CAPITAL (TO AVERAGE ASSETS)
  Franklin                                                              n/a                                 n/a
  Bank                                     greater than or equal to $20,337       greater than or equal to 5.0%

----------------------------------------------------------------------------------------------------------------


           Franklin may not declare or pay any cash dividends except as directed by policies of the Federal Reserve System. Certain restrictions exist regarding the ability of the Bank to transfer funds to Franklin in the form of dividends, advances and loans. No such dividends, advances or loans have been made to Franklin.

NOTE 17 - FRANKLIN BANCORPORATION, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS

Presented below are the parent company only condensed financial statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
----------------------------------------------------------------------------------
                                                      1997              1996
----------------------------------------------------------------------------------

ASSETS
----------------------------------------------------------------------------------
Cash and cash equivalents                            $ 3,105           $ 2,703
Investment in subsidiaries                            35,214            28,126
Goodwill, net                                            989             1,115
Other assets                                               1            ------
----------------------------------------------------------------------------------

TOTAL ASSETS                                         $39,309           $31,944
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------

LIABILITIES                                          $    26           $    51
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------

Common stock                                             663               649
Capital surplus                                       21,714            20,960
Retained earnings                                     16,456            10,488
Unrealized gain (loss) in subsidiaries
 securities available-for-sale, net                      450              (204)
----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                            39,283            31,893

----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $39,309           $31,944
==================================================================================

CONDENSED STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------

                                                               1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                               $-----               $-----               $-----
---------------------------------------------------------------------------------------------------------------------

Amortization of goodwill                                         126                  126                  126
Other expenses                                                   122                  251                  149
---------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSE                                                    248                  377                  275
---------------------------------------------------------------------------------------------------------------------

Loss before income tax benefit and
 equity in net income of subsidiaries                           (248)                (377)                (275)

Income tax benefit                                                31                   64                   42

Equity in net income of
 subsidiaries                                                  6,185                4,836                3,616
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $5,968               $4,523               $3,383
=====================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------

                                              1997              1996              1995
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------
Net income                                   $ 5,968           $ 4,523           $ 3,383

Adjustments to reconcile net income
 to net cash used in operating
    activities:
 Amortization                                    126               126               126
 Net income of subsidiaries                   (6,185)           (4,836)           (3,616)
 Change in other assets                           (1)                1                65
 Change in liabilities                           (24)               40                 4
---------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES           (116)             (146)              (38)

---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------

Investment in Franklin Community
 Development Corporation                        (250)           ------           -------
---------------------------------------------------------------------------------------------

Acquisition of The George Washington
 Banking Corporation                         -------            ------              (756)
---------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES           (250)           ------              (756)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------

Proceeds from issuance of common stock           768             1,332               164
---------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      768             1,332               164
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                402             1,186              (630)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       2,703             1,517             2,147
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                        $ 3,105           $ 2,703           $ 1,517
=============================================================================================

NOTE -18  QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial results for Franklin are as follows:

                                                      1997 - THREE MONTHS ENDED,
-----------------------------------------------------------------------------------------------
                                           DECEMBER 31  SEPTEMBER 30   JUNE 30      MARCH 31
-----------------------------------------------------------------------------------------------
Interest income                               $9,916       $9,016       $8,641       $8,294
Interest expense                               4,096        3,521        3,495        3,223
-----------------------------------------------------------------------------------------------

NET INTEREST INCOME                            5,820        5,495        5,146        5,071
-----------------------------------------------------------------------------------------------

Provision for loan losses                        199          100           55          130
Gains on sales of securities                      24           25        -----        -----
Non-interest income                              653          638          581          526
Non-interest expense                           3,834        3,544        3,337        3,200
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE               2,464        2,514        2,335        2,267
Income tax expense                               841          973          914          884
-----------------------------------------------------------------------------------------------

NET INCOME                                    $1,623       $1,541       $1,421       $1,383
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE                          $ 0.25       $ 0.24       $ 0.22       $ 0.21
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE, ASSUMING DILUTION       $ 0.23       $ 0.22       $  .21       $ 0.20
===============================================================================================



                                                      1996 - THREE MONTHS ENDED,
-----------------------------------------------------------------------------------------------
                                           DECEMBER 31  SEPTEMBER 30   JUNE 30      MARCH 31
-----------------------------------------------------------------------------------------------
Interest income                               $8,167       $7,957       $6,736       $6,480
Interest expense                               3,144        2,939        2,520        2,447
-----------------------------------------------------------------------------------------------

NET INTEREST INCOME                            5,023        5,018        4,216        4,033
-----------------------------------------------------------------------------------------------

Provision for loan losses                      -----        -----        -----           27
Gains on sales of securities                   -----        -----           31        -----
Non-interest income                              554          437          394          354
Non-interest expense                           3,373        3,607        2,898        2,774
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE               2,204        1,848        1,743        1,586
Income tax expense                               918          627          691          622
-----------------------------------------------------------------------------------------------

NET INCOME                                    $1,286       $1,221       $1,052       $  964
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE                          $ 0.20       $ 0.19       $ 0.17       $ 0.15
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE, ASSUMING DILUTION       $ 0.19       $ 0.18       $ 0.16       $ 0.15
===============================================================================================

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Franklin Bancorporation

           We have audited the accompanying consolidated statements of financial condition of Franklin Bancorporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Washington, D. C.
February 6, 1998

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below is certain information concerning each of the directors of Franklin during the past five years. Directors of Franklin are elected annually and hold office until the next meeting of shareholders and the election and qualification of their successors, or until they resign or are removed.

                                         First Became        Positions Held            Principal Occupation
Name                          Age        Director            with Franklin             and Business Experience
----                          ---        --------            -------------             -----------------------
Joseph R. Schuble, Sr.        58         1992                Chairman of the           Mr. Schuble has been Chairman of Dreyfuss
                                                             Board                     Brothers, Inc. or its predecessor (real
                                                                                       estate management) since 1993

Robert P. Pincus              51         1991                President and             Mr. Pincus became the President and Chief
                                                             Chief Executive           Executive Officer of Franklin in 1992 and
                                                             Officer                   President and Chief Executive Officer of the
                                                                                       Bank in 1991.  Mr. Pincus was elected to the
                                                                                       Board of Directors of Franklin and the Bank
                                                                                       in 1991.

Joseph B. Gildenhorn          68         1994                Director                  Mr. Gildenhorn has served as Chairman of the
                                                                                       Board of Directors of the Bank since February
                                                                                       1996.  Mr. Gildenhorn has been an executive
                                                                                       partner of The JBG Companies (real estate
                                                                                       development and management) since 1958.  From
                                                                                       1989 to 1993, Mr. Gildenhorn served as the
                                                                                       United States' Ambassador to Switzerland.  He
                                                                                       also is a director of Biscayne Apparel, Inc.
                                                                                       (children's apparel).

George Chopivsky, Jr.         51         1993                Director                  Mr. Chopivsky has been director, officer and
                                                                                       founder of United Psychiatric Corporation,
                                                                                       Washington, D.C. (psychiatric hospital
                                                                                       management) since 1983.  He was also a
                                                                                       director of Health Care REIT, Inc. (real
                                                                                       estate investment trust) through 1996.

Stephen S. Haas               58         1993                Director                  Dr. Haas has been a principal with McCartee,
                                                                                       Haas & Grossman, M.D.P.A., Washington, D.C.
                                                                                       and Bethesda, MD (orthopedic surgeons) since
                                                                                       1976.

Susan B. Hepner               46         1993                Director                  Ms. Hepner has been a principal with
                                                                                       Freidkin, Matrone & Horn, P.A., Rockville, MD
                                                                                       (certified public accountants) since 1979.

H. Peter Larson, III          53         1996                Director                  Mr. Larson has been president of Goodman
                                                                                       Segar Hogan Hoffler (formally Larson, Ball &
                                                                                       Gould, Inc.), Washington, D.C. (real estate
                                                                                       brokers) since 1985.

Gant Redmon                   60         1995                Director                  Mr. Redmon has been managing partner of
                                                                                       Redmon, Boykin & Braswell (law firm) since
                                                                                       1990.

James C. Stearns              48         1995                Director                  Mr. Stearns has been counsel with Porter,
                                                                                       Wright, Morris & Arthur (law firm) since
                                                                                       1994.  From 1991 to 1993, Mr. Stearns was
                                                                                       special counsel with Saul, Ewing, Remick &
                                                                                       Saul (law firm).

           The following table lists certain information concerning all executive officer of Franklin who do not also serve as directors of Franklin.

                                            Positions Held With
Name                             Age        Franklin                       Business Experience
----                             ---        --------                       -------------------
Diane M. Begg                    50         Executive Vice                 Ms. Begg has been Executive Vice President and Chief
                                            President and Chief            Financial Officer of Franklin since April 1997.  From
                                            Financial Officer              January 1994 through April 1997 she served as Senior
                                                                           Vice President and Chief Financial Officer of Franklin.
                                                                           She also served as Senior Vice President and Chief
                                                                           Financial Officer of the Bank from July 1993 through
                                                                           April 1997. From March 1991 through June 1993 Ms. Begg
                                                                           was Senior Vice President of Federal Capital Bank.

Albert A. D'Alessandro           54         Executive Vice                 Mr. D'Alessandro, has served as Executive Vice
                                            President                      President of Franklin since January 1993.  He also has
                                                                           been Executive Vice President of the Bank since April
                                                                           1991.

David G. Fleming                 49         Executive Vice                 Mr. Fleming, has served as Executive Vice President of
                                            President                      Franklin since April 1996. He also has been Executive
                                                                           Vice President of the Bank since December 1995. From
                                                                           1989 through 1995, Mr. Fleming was Executive Vice
                                                                           President and Chief Lending Officer in charge of the
                                                                           Commercial Banking Department for Columbia First Bank.

Joseph B. Head                   46         Executive Vice                 Mr. Head has served as Executive Vice President of
                                            President                      Franklin since January 1993. He also has been
                                                                           Executive Vice President of the Bank since April 1991.

J. Mercedes Alvarez              38         Senior Vice                    Ms. Alvarez has served as Senior Vice President and
                                            President                      Internal Auditor of Franklin since December 1997, Vice
                                            and Internal                   President and Internal Auditor of Franklin since
                                            Auditor                        January 1997, and Internal Auditor of the Bank since
                                                                           September 1996. From February 1991 to December 1995,
                                                                           Ms. Alvarez served as Assistant General Auditor at
                                                                           Columbia First Bank FSB/First Union Bank.

Ronald P. Gudbrandsen            50         Senior Vice                    Mr. Gudbrandsen has served as Senior Vice President and
                                            President                      Chief Credit Officer of Franklin since July 1997.  He
                                            and Chief Credit               also has been Senior Vice President and Chief Credit
                                            Officer                        Officer of the Bank since January 1997. During 1996
                                                                           he was President of Vineyard Capital Resource, Inc.
                                                                           (commercial equipment lease and loan brokerage). From
                                                                           1990 to 1996, Mr. Gudbrandsen was Executive Vice
                                                                           President and Senior Loan Officer for The Citizens
                                                                           National Bank.

Linda B. Johnson                 50         Senior Vice                    Ms. Johnson is Senior Vice President and Secretary of
                                            President                      Franklin; she was appointed Secretary in November 1991
                                            and Corporate                  and Senior Vice President in January 1993.  Ms. Johnson
                                            Secretary                      also has been Senior Vice President for Administration
                                                                           and Secretary of the Bank since April 1991.

Kim Ray                          42         Senior Vice President          Mr. Ray has served as Senior Vice President and Chief
                                            and Chief Operations           Operations Officer of Franklin since September 1996.
                                            Officer                        Mr. Ray served as Senior Vice President and Internal
                                                                           Auditor of Franklin from July 1994 to September 1996.
                                                                           Mr. Ray also is Senior Vice President and Chief
                                                                           Operations Officer of the Bank.  He had been Internal
                                                                           Auditor since November 1992 and a Senior Vice President
                                                                           since July 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, with respect to the Company's most recent fiscal year, to the best of the Company's knowledge and information: (1) George Chopivsky Jr. and Joseph R. Schuble, Sr. each did not report one change in Common Stock holdings by timely filing one Form 4 each, but those reports have been completed and (2) Ronald P. Gudbrandsen did not timely report his election as Executive Officer of Franklin on Form 3, but that report has been completed.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table provides certain summary information concerning compensation paid or accrued by Franklin or the Bank to or on behalf of the Chief Executive Officer and the four other executive officers of Franklin (determined at the end of the last fiscal year) whose annual salary and bonus for the last completed fiscal year was at least $100,000 (such officers, the "Named Executive Officers") for the fiscal years ended December 31, 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                     Annual Compensation                                    Compensation
                                                                                               Awards
------------------------------------------------------------------------------------------------------------------------------------
             (a)                 (b)         (c)            (d)               (e)               (g)                 (i)
                                                                                             Securities
          Name and                                                        Other Annual       Underlying           All Other
     Principal Position         Year       Salary(1)       Bonus         Compensation(2)     Options (#)      Compensation(3)
     ------------------         ----       ---------       -----         ---------------     -----------      ---------------
Robert P. Pincus                1997       $320,000       $252,493(4)          -               30,000              $7,456     (5)
President and                   1996        300,000         60,000(4)          -               30,000              10,208
Chief Executive                 1995        260,082         75,000             -               10,000               8,790
Officer

Diane M. Begg                   1997        $91,454        $19,110             -                8,500              $3,672
Executive Vice                  1996         77,975         14,300             -                3,500               3,131
President                       1995         73,234         12,150             -               15,000               1,409

Albert A. D'Alessandro          1997       $150,000        $27,000             -               15,000              $7,651     (6)
Executive Vice                  1996        140,000         26,300             -               15,000               7,152
President                       1995        130,032         19,500             -               10,000               6,399

David G. Fleming                1997       $123,500        $23,465             -               15,000              $4,924
Executive Vice                  1996        115,000         22,000             -                5,000               2,123
President                       1995          N/A              N/A             -               20,000                 N/A

Joseph B. Head                  1997       $150,000        $28,500                             15,000              $7,371     (7)
Executive Vice                  1996        140,000         25,000             -               15,000               9,127
President                       1995        130,032         19,050             -               10,000               6,239

-------------------------------

(1)        Includes amounts deferred under the Bank's 401(k) plan.

(2) None of the named individuals received perquisites or other benefits in excess of lesser of $50,000 or 10% of total salary and bonus as reported in columns (c) and (d) of this table.

(3) Includes the Bank's contributions made under the Bank's 401(k) plan and other amounts accrued thereunder.

(4) Mr. Pincus and the Bank have entered into a Deferred Compensation Agreement (the "Deferred Compensation Agreement") whereby the payment of a portion of his compensation is deferred each year. The Bank is obligated to pay Mr. Pincus either (i) an annual sum set forth in the Deferred Compensation Agreement up through December 20, 2002, which will not exceed $50,000 per year, or (ii) $50,000 for each such period in the event of the death of Mr. Pincus (see "Employment Contracts" herein). The amount payable under the Deferred Compensation Agreement for the 12 month period ending December 20, 1996 was $0, and for the 12 month period ending December 20, 1997 was $12,493. For convenience, such amounts are reported in the above table as though paid for fiscal years 1996 and 1997.

(5) Includes $1,245.00 of insurance premiums for the term life insurance element of a whole life insurance policy for Mr. Pincus. Life insurance premiums paid for fiscal years 1996 and 1995 were $1,407.00 and $166.00, respectively.

(6) Includes $2,092.00 of insurance premiums for the term life insurance element of a whole life insurance policy for Mr. D'Alessandro. Life insurance premiums paid for fiscal years 1996 and 1995 were $1,552.00 and $1,368.00, respectively.

(7) Includes $1,275.46 of insurance premiums for the term life insurance element of a whole life insurance policy for Mr. Head. Life insurance premiums paid for fiscal years 1996 and 1995 were $1,275.46 and $1,216.00, respectively.

STOCK OPTIONS

           The following table provides certain information concerning the grant of stock options under the Franklin Stock Option Plans to the Named Executive Officers during the fiscal year ended December 31, 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                             Potential
                                                                                                        Realizable Value at
                                                                                                          Assumed Annual
                                                                                                       Rates of Stock Price
                                                                                                          Appreciation(2)
                          Individual Grants                                                               for Option Term
------------------------------------------------------------------------------------------------------------------------------------
(a)                            (b)              (c)                (d)                (e)              (f)                 (g)

                                               % of
                            Number of          Total
                           Securities         Options
                           Underlying       Granted to          Exercise
                             Options         Employees           or Base
                             Granted         in Fiscal            Price           Expiration
        Name                   (#)             Year              ($/sh)              Date (1)        5% ($)                10% ($)
        ----                ---------       --------------------------------------------------------------------------     -------
Robert P. Pincus              30,000          18.3%             $10.125              01/02/07        $191,030            $484,100

Diane M. Begg                  8,500           5.2%              10.125              01/02/07          54,124             137,161

Albert A. D'Alessandro        15,000           9.2%              10.125              01/02/07          95,510             242,050

David G. Fleming              15,000           9.2%              10.125              01/02/07          95,510             242,050

Joseph B. Head                15,000           9.2%              10.125              01/02/07          95,510             242,050

-------------------------------

(1) The options are effective from the date of grant until the earliest of (a) the date all of the shares are purchased by the grantee; (b) the grantee makes written request to the Board to surrender the granted options in exchange for a cash payment equal to the difference obtained by subtracting the exercise price of the shares which relate to the surrendered options from the fair market value of the shares which relate to the options on the date of surrender; (c) the date of the termination of full-time employment, or (d) the cancellation of the option by agreement of the grantee and Franklin.

(2) In order to calculate the potential realizable values in columns (f) and (g), assumes that the price per share of Common Stock would be approximately $16.49 and $26.26, respectively, for Mr. Pincus, Ms. Begg, Mr. D'Alessandro, Mr. Fleming and Mr. Head for the options granted at the end of the ten-year option term. Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term. The assumed 5% and 10% rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and may not accurately reflect the appreciation of the price of the Common Stock from the date of grant until the end of the option term. These assumptions are not intended to forecast future price appreciation of the Common Stock.

OPTION EXERCISES AND HOLDINGS

          The following table provides certain information concerning exercises of options by the Named Executive Officers during, and unexercised stock options held by the Named Executive Officers at the end of the fiscal year ended December 31, 1997:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION VALUE TABLE

                                                               FY-End Option Values
------------------------------------------------------------------------------------------------------------------------------------
        (a)                              (b)                           (c)                      (d)                       (e)
                                                                                             Number of                 Value of
                                                                                            Securities                Securities
                                                                                            Underlying                Unexercised
                                                                                            Unexercised              In-the-Money
                                       Shares                                               Options at                Options at
                                      Acquired                                              FY-End (#)                FY-End ($)
                                         on                           Value                Exercisable/              Exercisable/
                                    Exercise (#)                 Realized ($)(1)           Unexercisable           Unexercisable(2)
                                    ------------                 ---------------           -------------           ----------------
Robert P. Pincus                      106,790                       $909,403              93,210/- 0 -            $1,540,716/- 0 -

Diane M. Begg                           2,000                         11,312              30,000/- 0 -              $402,422/- 0 -

Albert A. D'Alessandro                      -                              -             120,000/- 0 -             1,967,055/- 0 -

David G. Fleming                       17,391                        217,388              17,609/- 0 -               273,095/- 0 -

Joseph B. Head                              -                              -             120,000/- 0 -             1,967,055/- 0 -

-------------------------------

(1) Value realized is based on the closing price for Common Stock on the date of exercise, minus the exercise price. Reporting in this format is required by the rules of the Securities and Exchange Commission and does not necessarily indicate that the optionee sold such stock.

(2) The closing price on December 31, 1997 for Common Stock was $21.25 and is used in calculating the value of unexercised options. The total value of the unexercised in-the-money options is based on this closing price less the exercise price of the options.

DIRECTORS' COMPENSATION

           For fiscal year 1998, non-employee directors of Franklin are compensated for their services at the rate of $150.00 per board or committee meeting attended and $200.00 per board or committee meeting chaired. The chairmen of both Franklin and the Bank receive a $5,000.00 annual retainer; Board members receive a $4,000.00 annual retainer. During fiscal year 1997 non-employee directors of Franklin were compensated on the same basis.

           A Nondiscretionary Stock Option Plan also has been adopted by Franklin. The Nondiscretionary Stock Option Plan provides that non-employee directors of Franklin and the Bank who secure business for the Bank will be awarded options to purchase shares of Common Stock, the number of such options and their terms to be determined by reference to the following nondiscretionary formula: each such participant who secures business for Franklin and/or the Bank in an amount of at least $750,000 in average deposits and/or loans during 1997 will receive options to purchase 500 shares of Common Stock; each such participant who secures business for Franklin and/or the Bank in an amount of at least $1,500,000 in average deposits and/or loans during 1997 will receive options to purchase an additional 500 shares of Common Stock; each such participant who secures business for Franklin and/or the Bank in an amount of at least $3,000,000 in average deposits and/or loans during 1997 will receive options to purchase an additional 1,000 shares of Common Stock; and each such participant who secures business for Franklin and/or the Bank in an amount of at least $5,000,000 in average deposits and/or loans during 1997 will receive options to purchase an additional 2,000 shares of Common Stock. For fiscal year 1997, the following directors were granted options in January 1998 to purchase the following numbers of shares of Common Stock thereunder: George Chopivsky, 1,000; Joseph B.

Gildenhorn, 4,000; Susan B. Hepner, 4,000; H. Peter Larson, III, 4,000; Joseph
R. Schuble, Sr., 1,000; and James C. Stearns, 1,000.

EMPLOYMENT CONTRACTS

           On April 17, 1991, Robert P. Pincus entered into an employment agreement for a term of three years, subject generally to automatic extension every 18 months thereafter. The agreement automatically renewed for additional 18 month terms on April 17, 1994, October 17, 1995 and April 17, 1997. Mr. Pincus' salary is subject to review and adjustment on a yearly basis. Under the terms of his employment agreement, Mr. Pincus received vested stock options for 100,000 shares of Common Stock exercisable at $3.00 per share and, so long as he continues employment with the Bank, a right to receive options for an additional 50,000 shares of Common Stock. The latter options were granted at a rate of 10,000 per year beginning in the second year of employment, continuing through the sixth year of employment, and are exercisable at the market price of Common Stock at the time of grant. For fiscal year 1997, Mr. Pincus' base salary was increased from $300,000 to $320,000.

           Mr. Pincus' employment agreement provides that, if his employment is terminated, he will receive the following payments in addition to salary and benefits accrued to the date of termination. If he is terminated without cause or as a result of (or within 90 days of) a change in control of Franklin or the Bank, he will receive (a) if the termination occurs during the first thirty-six months of employment, an amount equal to (i) his total aggregate base salary for a full eighteen month period and (ii) his base salary for the remainder of the then-current eighteen month period, or (b) if the termination occurs after the first thirty-six months of employment, an amount equal to his base salary for the remainder of the then-current eighteen month period. Further, if his employment is terminated during the first thirty-six months of employment due to the receivership of the Bank, he will receive an amount equal to his base salary for the remainder of the then-current eighteen month period. All such payments are to be made at the time when they would have been due had his employment not been terminated. Finally, if his employment is terminated due to death or disability, he (or his estate) will receive an amount equal to his base salary for the remainder of the then-current twelve month period.

           As of December 20, 1996, Mr. Pincus and the Bank entered into a Deferred Compensation Agreement (the "Deferred Compensation Agreement") whereby the payment of a portion of his compensation is deferred each year. The Bank agreed to pay Mr. Pincus or a beneficiary of Mr. Pincus (in the event of his death) certain compensation for every 12 month period (commencing on December 20, 1995) that Mr. Pincus remains employed by the Bank. The compensation payable under the Deferred Compensation Agreement is either (i) an annual sum set forth in the Deferred Compensation Agreement (as described in footnote 4 of the Summary Compensation Table) or (ii) $50,000 per year in the event of the death of Mr. Pincus. Under the terms of the Deferred Compensation Agreement, the deferred compensation will be payable in installments upon the termination of Mr. Pincus' employment with the Bank or the termination of the Deferred Compensation Agreement or as a lump sum payment in the event of the death of Mr. Pincus. The Deferred Compensation Agreement shall terminate on December 20, 2002.

           Concurrently therewith, as of December 20, 1996, Mr. Pincus, the Bank and a trust established by Mr. Pincus (the "Trust") entered into a Split-Dollar Life Insurance Agreement (the "Insurance Agreement") whereby the Trust purchased a whole life insurance policy (the "Policy") insuring the life of Mr. Pincus. The Bank has agreed to pay the annual premium payments under the Policy. Under the terms of the Insurance Agreement, upon the death of Mr. Pincus the death benefit payable on the Policy will be paid to the Trust less the aggregate amount of all of the premiums paid over the life of the Policy, which will be paid over to the Bank. The Trust has no interest in the cash surrender value of the Policy. The Insurance Agreement shall terminate on December 20, 2002. Additionally, if the Insurance Agreement is terminated prior to the death of Mr. Pincus, for any number of reasons, the Bank will cease to make payments on the Policy and the lesser of the cash surrender value of the Policy or the aggregate amount of the premiums paid on the Policy by the bank shall be paid from the Policy to the Bank. These payment rights are secured by a collateral assignment of the Policy to the Bank.

           On April 22, 1991, Albert A. D'Alessandro and Joseph B. Head each entered into employment agreements for terms of two years, subject generally to automatic extension every year thereafter; the agreements renewed for additional one year terms on April 22, 1993, April 22, 1994, April 22, 1995, April 22, 1996 and April 22, 1997. Mr.
D'Alessandro and Mr. Head's salaries are subject to review and adjustment on a yearly basis. Under the terms of their respective employment agreements, Mr. D'Alessandro and Mr. Head each received vested options for 50,000 shares of Common Stock exercisable at $3.00 per share and, so long as he continues employment with the Bank, the right to receive options for an additional 50,000 shares of Common Stock. The latter options were granted at a rate of 10,000 per year beginning in the second year of employment, continuing through the sixth year of employment and are exercisable at the market price of Common Stock at the time of grant. For fiscal year 1997, Mr. D'Alessandro's and Mr. Head's base salaries were increased from $140,000 to $150,000.

           Each of Mr. Head's and Mr. D'Alessandro's employment agreements provides that, if his employment is terminated, he will receive the following additional payments in addition to salary and benefits accrued during the first two years of employment, (a) an amount equal to (i) his total aggregate base salary for a full twelve month period and (ii) his base salary for the remainder of the then-current twelve month period, or (b) if the termination occurs after the first two years of employment, an amount equal to his base salary for the remainder of the then-current twelve month period. If his employment is terminated during the initial two year period due to the receivership of the Bank, he will receive an amount equal to his base salary for the remainder of the then-current twelve month period. If his employment is terminated as a result of (or within 90 days of) a change in control of the Bank or Franklin, he will receive his base salary for the remainder of the then-current eighteen month period. All such payments are to be made at the time when they would have been due had his employment not been terminated. Finally, if his employment is terminated due to death or disability, he (or his estate) will receive an amount equal to his base salary for the remainder of the then-current twelve month period.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

           The Board of Directors of Franklin has no compensation committee. James C. Stearns, Joseph B. Gildenhorn, Susan B. Hepner, Victor S. Kamber, Robert P. Pincus and Joseph R. Schuble, Sr. serve as the Bank's Compensation Committee.

           Of the members of the Bank's Compensation Committee, Mr. Pincus is the President and Chief Executive Officer of the Bank and Franklin (although, as further described in the report of the Compensation Committee set forth below, he did not participate in decisions relating to his own compensation during fiscal year 1997). Further, Mr. Schuble is the Chairman of the Board of Franklin.

BOARD COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

           Generally, decisions on compensation of the Bank's executives currently are made by a six-member Compensation Committee of the Bank's Board. Five of the members are non-employee directors of the Bank, four of whom also are also non-employee directors of Franklin, and one is the Chief Executive Officer of Franklin and the Bank (the "CEO"). Decisions regarding compensation of the CEO are made by all non-employee members of the Committee. All decisions by the Compensation Committee relating to the compensation of the Bank's executive officers are reviewed and approved by the full Board of Directors of the Bank. Set forth below is a report prepared by Messrs. Stearns, Gildenhorn, Kamber, Schuble and Pincus, and Ms. Hepner in their capacity as the Bank Board's Compensation Committee addressing the Bank's compensation philosophy and executive compensation for 1997.

           Philosophy Regarding Compensation
           of Executive Officers

           Regulations of the SEC require the Compensation Committee to disclose the Committee's bases for executive compensation. The Compensation Committee's executive compensation philosophy is as follows: compensation packages should be designed to provide competitive levels of compensation that align pay with the Bank's annual and long-term performance goals, motivate key executive officers to achieve strategic business initiatives and reward them for their achievements, and provide compensation opportunities which are comparable to those offered by other financial institutions. This should allow the Bank to compete for and retain talented executives who are critical to the Bank's long-term success, align the interest of executives with the long-term interests of stockholders through award opportunities that can result in ownership of Common Stock, and recognize individual initiative and achievements. The Compensation Committee also endorses the position that stock ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value.

           Relationship of Performance Under
           Compensation Plans

           The compensation paid the Named Executive Officers in 1997 comprised salary, long-term incentive opportunities in the form of stock options, bonuses and other benefits typically offered to executives by competing financial institutions.

           Salaries. The original base salaries paid to Messrs. Pincus, Head and D'Alessandro pursuant to their respective employment agreements were set in 1991, when those agreements were entered into. Since Messrs. Pincus, Head and D'Alessandro were newly employed at that time, their salaries did not reflect corporate performance of the Bank or Franklin. Instead, these salaries were primarily based upon what Messrs. Pincus, Head and D'Alessandro would accept to agree to be employed by the Bank and Franklin, bearing in mind their compensation packages received in prior employment. Messrs. Pincus, Head and D'Alessandro's employment agreements provide for an annual review of salary. The first annual review of salary pursuant to Messrs. Pincus, Head and D'Alessandro's employment agreements related to compensation for 1993 and subsequent annual reviews were undertaken in 1994, 1995, 1996 and 1997. Messrs. Pincus, Head and D'Alessandro's base salaries for 1997 (which increased from 1996) were based on the Compensation Committee's subjective evaluation of the following performance-related factors: leadership; the Bank's financial performance; managerial effectiveness; and supervisory ability.

           Ms. Begg's and Mr. Fleming's employment is not subject to employment agreements; Ms. Begg and Mr. Fleming's salaries, long-term incentive opportunities in the form of stock options, bonuses and other benefits are reviewed by the Compensation Committee on an annual basis. Ms. Begg and Mr. Fleming's base salaries for 1997 were based on the Compensation Committee's subjective evaluation of the following performance-related factors: leadership; the Bank's financial performance; managerial effectiveness; and supervisory ability.

           Annual Bonuses. Annual bonuses were awarded to the Named Executive Officers during 1997 as indicated in the Summary Compensation Table. The bonuses were based on the achievement of specific bank and division goals. The Executive Committee of the Bank set eight bank-wide benchmarks for: net loan growth, average deposit growth, net earnings, return on average assets, return on average equity, average net interest margin, productivity ratio and non-interest income excluding security gains. The bank-wide benchmarks were based on financial results from the previous year as well as projected growth. The Executive Committee also set objective and subjective divisional benchmarks based on historical performance. In 1997, eight of the eight bank-wide benchmarks were met (three were met at greater than 110% of the benchmark and five were met at 100% of the benchmark) and substantially all of the divisional benchmarks were met. None of the benchmarks were assigned a specific weight in determining bonuses; the Compensation Committee of the Bank subjectively determined that, in light of their performance in meeting and exceeding bank-wide and divisional goals, 100% of the bonus pool that they were eligible to receive would be awarded to the Named Executive Officers.

           Stock Option Plans. Franklin has a Stock Option Plan which was approved by its sole shareholder in 1991, amended and restated in 1993 and amended and restated again in 1997 ("the Second Amended and Restated Stock Option Plan"). Furthermore, Franklin shareholders approved Franklin's 1997 Stock Option Plan in 1997. The five Named Executive Officers are eligible to receive grants under both such plans. Grants under these plans to the Named Executive Officers are for a period of 10 years, are priced at market value on the date of grant, and are intended to provide incentives for future performance, and to help attract and retain qualified individuals and to provide equity incentives for their active participation to increase the growth and profitability of Franklin, the Bank, and any future subsidiaries of Franklin. In 1997, the options indicated in the "Option Grants in Last Fiscal Year" table were granted to the Named Executive Officers by the Board of Directors in accordance with the terms of the 1997 Stock Option Plan. These grants were based on Stock Option Administration Committees subjective evaluation of the following performance related factors: leadership; managerial effectiveness; supervisory ability; and the Bank's financial performance

           Other Compensation Plans. The Bank has adopted certain broad-based employee benefit plans in which the Named Executive Officers are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable thereunder, including but not limited to the Bank's Employee 401(k) Plan. Benefits under these plans are not tied to the Bank's or Franklin's performance.

           Mr. Pincus' 1997 Compensation

           Regulations of the SEC require the Compensation Committee to disclose the Committee's bases for compensation reported for Mr. Pincus in 1997 and to discuss the relationship between Franklin's performance during the last fiscal year and Mr. Pincus' compensation.

           Mr. Pincus' salary was increased to $320,000 in 1997 from $300,000 in 1996. Mr. Pincus' salary is based on the Compensation Committee's subjective evaluation of certain performance-related factors (i.e., leadership, the Bank's financial performance, managerial effectiveness and supervisory ability). For 1997 the Committee, having noted the Bank's overall financial performance and continued growth for 1997, adjusted Mr. Pincus' salary upward accordingly. In addition, Mr. Pincus earned an annual bonus in 1997 based on the achievement of substantially all objective bank-wide benchmarks and objective and subjective divisional benchmarks set by the Compensation Committee and the Compensation Committee's evaluation of those achievements described above.

           Compensation Committee

           James C. Stearns, Chairman
           Joseph B. Gildenhorn
           Susan B. Hepner
           Victor S. Kamber
           Robert P. Pincus
           Joseph R. Schuble, Sr.

PERFORMANCE GRAPH [See page 70.]

                Comparison of Five Year-Cumulative Total Returns
                             Performance Graph for
                         FRANKLIN BANCORPORATION, INC.

Prepared by the Center for Research in Security Prices
Produced on 02/11/98 including data to 12/31/97


                                    [GRAPH]


CRSP Total Returns Index For:           12/31/92   12/31/93   12/30/94   12/29/95   12/31/96   12/31/97
-----------------------------           --------   --------   --------   --------   --------   --------
FRANKLIN BANCORPORATION, INC.            100.0       82.4      108.8      188.2      244.1      500.0
Nasdaq Stock Market (US Companies)       100.0      114.8      112.2      158.7      195.2      239.5
Nasdaq Bank Stocks                       100.0      114.0      113.6      169.2      223.4      377.4
SIC 6020-6029, 6710-6719 US & Foreign

NOTES:

    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

    D. The index level for all series was set to $100.0 on 12/31/92.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The table below sets forth the beneficial ownership of Common Stock as of March 5, 1998 by all directors, the Chief Executive Officer and the Named Executive Officers of Franklin, and all directors and executive officers of Franklin as a group. To management's knowledge, no person or group beneficially owns more than five percent of the issued and outstanding shares of common stock. Unless otherwise indicated and subject to applicable community property and similar statutes, all persons listed below have sole voting and investment power over all shares of Common Stock beneficially owned. Share ownership has been computed in accordance with the Securities and Exchange Commission ("SEC") rules and does not necessarily indicate beneficial ownership for any other purpose.

                                      AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------              --------------------       ----------------
Diane M. Begg (1)                             48,500                   0.65
George Chopivsky, Jr. (2)                    214,575                   2.86
Albert A. D'Alessandro (3)                   153,750                   2.05
David G. Fleming(4)                           55,000                   0.73
Joseph B. Gildenhorn (5)                     248,932                   3.31
Stephen S. Haas (6)                           51,790                   0.69
Joseph B. Head (7)                           154,750                   2.06
Susan B. Hepner (8)                          217,391                   2.89
H. Peter Larson, III (9)                      44,533                   0.59
Robert P. Pincus (10)                        273,411                   3.64
Gant Redmon (11)                               5,780                   0.08
Joseph R. Schuble, Sr. (12)                  302,518                   4.03
James C. Stearns (13)                          6,761                   0.09
All directors and officers                 1,897,491                  25.26
as a group (17 persons) (14)

(1) Includes vested options to purchase 42,000 shares of Common Stock and 500 shares owned through her retirement account.

(2) Includes 10,000 shares held by the Chopivsky Family Partnership of which Mr. Chopivsky is a general partner, 29,000 shares held by the Chopivsky Family Foundation, of which Mr. Chopivsky is president and vested options to purchase 5,000 shares of Common Stock.

(3) Includes vested options to purchase 135,000 shares of Common Stock and 18,750 shares owned through his retirement account.

(4)        Includes vested options to purchase 37,609 shares of Common Stock.

(5)        Includes vested options to purchase 8,000 shares of Common Stock.

(6)        Includes vested options to purchase 7,500 shares of Common Stock.

(7)        Includes vested options to purchase 135,000 shares of Common Stock.

(8)        Includes 203,391 shares held by Professional Associates of which Ms.
           Hepner is a general partner, and vested options to purchase 14,000 shares of Common Stock.

(9) Includes 2,000 shares owned by his spouse, 2,100 shares owned by his children, 14,088 shares owned through various retirement accounts and vested options to purchase 15,500 shares of Common Stock.

(10) Includes 1,111 shares owned by his son and vested options to purchase 30,000 shares of Common Stock.

(11) Includes 2,640 shares owned by his spouse and vested options to purchase 500 shares of Common Stock.

(12) Includes 130,532 shares held by of Essex Investments Limited Partnership of which Mr. Schuble is a general partner, 157,986 shares held by Schuble Family Investment Limited Partnership of which Mr. Schuble is a general partner, and vested options to purchase 11,500 shares of Common Stock.

(13)       Includes vested options to purchase 1,000 shares of Common Stock.

(14)       Includes vested options to purchase 647,819 shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Since the beginning of fiscal year 1997, none of Franklin's directors or executive officers, or any member of their immediate families, has or had any material interest in any transaction to which Franklin or the Bank is or was a party outside of the ordinary course of the Bank's business.

           The directors and executive officers of Franklin, members of their immediate families, and companies, firms or partnerships with which they are associated, engage in normal banking transactions with the Bank from time to time in the ordinary course of business. All loans or loan commitments included among such transactions have been made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable transactions with unrelated persons of similar creditworthiness, and do not involve more than a normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   Financial Statements: See Item 8.

     2.   Financial Statement Schedules: None

     3.   Exhibits:

          2.1 Agreement and Plan of Merger dated July 13, 1994 between Franklin and GWBC. (4)

          2.2 Agreement and Plan of Reorganization dated December 16, 1997 among Franklin, BB&T Virginia and BB&T. (8)

          3.1 Certificate of Incorporation (as amended) and Bylaws of Franklin. (1)

         10.1 Employment Agreement dated April 17, 1991 between Franklin, the Bank and Robert P. Pincus. (1)

         10.2 Employment Agreement dated April 22, 1991 between Franklin, the Bank and Albert A. D'Alessandro. (1)

         10.3 Employment Agreement dated April 22, 1991 between Franklin, the Bank and Joseph B. Head. (1)

         10.4 Lease dated September 22, 1982 between Sidley & Austin and the Bank re: 1722 I (Eye) Street, N.W. (2)

         10.5 Letter agreement dated April 22, 1993 between Sidley & Austin and the Bank amending lease re: 1722 I (Eye) Street, N.W. (2)

         10.6 First Amendment to Lease dated December 27, 1984 between Sidley & Austin and the Bank re: 1722 I (Eye) Street, N.W. (2)

         10.7 Second Amendment to Lease dated September 15, 1992 between Sidley & Austin and the Bank re: 1722 I (Eye) Street,
                   N.W. (2)

         10.8 Lease dated March 20, 1989 between Second National Federal Savings Bank and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

         10.9 Agreement dated June 12, 1992 between Second National Federal Savings Bank and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

        10.10 Lease Assignment and Assumption Agreement dated June 12, 1992 among Second National Federal Savings Bank, the Bank, and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

        10.11 Note dated June 12, 1992 from the Bank to Second National Federal Savings Bank re: 1730 Rhode Island Avenue, N.W. (2)

        10.12 Bill of Sale dated June 12, 1992 from Second National Federal Savings Bank to the Bank re: 1730 Rhode Island Avenue, N.W.
                   (2)

        10.13 Supplement to Lease dated June 13, 1992 between the Bank and Rhode Island & M Associates re: 1730 Rhode Island Avenue, N.W. (2)

        10.14 Lease Agreement dated as of November 30, 1992 between GLN Associates and the Bank re: 1300 Wisconsin Avenue, N.W., with Unconditional Guarantee by Franklin. (2)

        10.15 Lease Agreement dated November 2, 1994 between Northend Associated Limited Partnership and the Bank re: 1316 and U Street, N.W. (3)

        10.16 Computer Service Agreement dated February 22, 1995 between M&I Data Services, Inc. and the Bank re: Data Processing. (3)

        10.17 Release, Assumption, Assignment and Amendment Agreement dated March 6, 1995 between NationsBank, N.A., the Bank and 601 Thirteenth Street, N.W. Associates Limited Partnership re:
                   601 13th Street, N.W. (6)

        10.18 Lease Agreement dated August 30, 1995 between 5301 Wisconsin Avenue Associates Limited Partnership and the Bank re: 5301 Wisconsin Avenue, N. W. (6)

        10.19 Lease Agreement dated November 17, 1995 between Tysons II Development Co. Limited Partnership and the Bank re: 1650 Tysons Boulevard. (6)

        10.20      Nondiscretionary Stock Option Plan. (7)

        10.21 Stock Subscription Agreement dated December 27, 1996 by and among Franklin, Rock Creek Corporation and Elias F. Aburdene. (7)

        10.22 Lease Agreement dated May 28, 1996 between Bay Limited Partnership and the Bank re: 7200 Wisconsin Avenue. (7)

        10.23 Agreement of Sublease dated March 29, 1996 between Thomas Cook Currency Services, Inc. and the Bank re: 1800 K Street, N.W., Suite 929. (7)

        10.24 Letter Agreement dated September 15, 1995 between Franklin and William J. Ridenour re: GWBC options. (5)

        10.25 Letter Agreement dated September 27, 1995 between Franklin and Leslie T. Proctor re: GWBC options. (5)

        10.26      1997 Stock Option Plan. (9)

        10.27 Deferred Compensation Agreement dated July 1, 1997 between the Bank and Robert P. Pincus. (10)

        10.28 Split-Dollar Life Insurance Agreement dated December 20, 1996 between the Bank and The Robert P. Pincus Family Trust. (10)

        10.29 Third Amendment to Lease dated March 19, 1997 between Sidley & Austin and the Bank re: 1722 I Street, N.W.

        10.30 Fourth Amendment to Lease dated December 22, 1997 between Sidley & Austin and the Bank re: 1722 I Street, N. W.

        10.31 Lease Assignment, Assumption and Modification Agreement dated January 13, 1998 between 1800 K Investors, L.P., Thomas Cook Currency Services, Inc. and the Bank re: 1800 K Street, N.W., Suite 929.

        10.32      Second Amended and Restated Stock Option Plan.

         21.1      Subsidiaries of the Registrant.

(b) Reports on Form 8-K: Franklin filed one current report on Form 8-K during the quarter ended December 31, 1997.

           The report, filed on December 23, 1997, reported that BB&T and BB&T Virginia had entered into a contract to acquire Franklin in a stock transaction.

---------------------------------------------------------------

(1) Incorporated by reference from Form S-4 Registration Statement, Registration No. 33-46835, filed on March 30, 1992.

(2) Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on April 15, 1993.

(3) Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 30, 1995.

(4) Incorporated by reference from Form S-4 Registration Statement, Registration No. 33-83220, filed on August 24, 1994.

(5) Incorporated by reference from Form S-8 Registration Statement, Registration No. 33-03711, filed on May 14, 1996.

(6) Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

(7) Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

(8) Incorporated by reference from current report on Form 8-K, filed on December 23, 1997.

(9) Incorporated by reference from Proxy Statement for 1997 annual meeting of stockholders, filed on May 5, 1997 and re-filed on December 17, 1997.

(10) Incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed on November 14, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                                FRANKLIN BANCORPORATION, INC.

                                                By: /s/ Robert P. Pincus
                                                    ----------------------------
                                                    Robert P. Pincus
                                                    Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                                Date
---------                                           -----                                                ----
/s/ Robert P. Pincus                                President, Chief                                     March 27, 1998
----------------------------                        Executive Officer,
Robert P. Pincus                                    and Director
                                                    (Principal Executive Officer)

/s/ Joseph R. Schuble, Sr.                          Chairman of the Board                                March 27, 1998
----------------------------                        and Director
Joseph R. Schuble, Sr.


/s/ Diane M. Begg                                   Executive Vice President and                         March 27, 1998
----------------------------                        Chief Financial Officer
Diane M. Begg                                       (Principal Financial and
                                                    Accounting Officer)


/s/ George Chopivsky, Jr.                           Director                                             March 27, 1998
----------------------------
George Chopivsky, Jr.


/s/ Joseph B. Gildenhorn                            Director                                             March 27, 1998
----------------------------
Joseph B. Gildenhorn

/s/ Stephen S. Haas                                 Director                                             March 27, 1998
----------------------------
Stephen S. Haas

/s/ Susan B. Hepner                                 Director                                             March 27, 1998
----------------------------
Susan B. Hepner

/s/ H. Peter Larson, III                            Director                                             March 27, 1998
----------------------------
H. Peter Larson, III

/s/ Gant Redmon                                     Director                                             March 27, 1998
----------------------------
Gant Redmon

/s/ James C. Stearns                                Director                                             March 27, 1998
----------------------------
James C. Stearns

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                                                                       PAGE NUMBER
--------------                                                                                                       -----------
      10.29       Third Amendment to Lease dated March 19, 1997                                                           77
                  between Sidley & Austin and the Bank re: 1722 I
                  Street, N.W.


      10.30       Fourth Amendment to Lease dated December 22, 1997                                                       79
                  between Sidley & Austin and the Bank re: 1722 I
                  Street, N.W.


      10.31       Lease Assignment, Assumption and Modification Agreement                                                 81
                  dated January 13, 1998 between 1800 K Investors, L.P.,
                  Thomas Cook Currency Services, Inc. and the Bank re: 1800
                  K Street, N.W., Suite 929

      10.32       Second Amended and Restated Stock Option Plan                                                           84

       21.1       Subsidiaries of the Registrant                                                                          90