Form 10-Q
period 1998-03-31
FRANKLIN BANCORPORATION INC
filed 1998-05-15
CIK 875986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 0 - 20880
                           Filing Date: May 14, 1998

--------------------------------------------------------------------------------

                        FRANKLIN BANCORPORATION, INC
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                        52 - 1632361
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer identification
 incorporation or organization)                   Number)

    1722 EYE STREET, N.W.
   WASHINGTON, D.C.  20006                                (202) 429 - 9888
-------------------------------                  -------------------------------
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

                                                       YES [X]          NO [ ]

The total number of shares outstanding of the Registrant's common stock, par value $0.10 per share, as of May 8, 1998 was 6,840,601.

                         FRANKLIN BANCORPORATION, INC.
                                   FORM 10-Q
                                 March 31, 1998

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS
         (a) Consolidated Statements of Financial Condition............... 3
         (b) Consolidated Statements of Income............................ 4
         (c) Consolidated Statements of Cash Flows........................ 5
         Notes to Consolidated Financial Statements....................... 6




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................ 9




PART II.         OTHER INFORMATION....................................... 13

PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
(a)      Consolidated Statements of Financial Condition
         (Dollars in thousands, except share and per share data)

                                                                     UNAUDITED
                                                                     MARCH 31,                   DECEMBER 31,
ASSETS                                                                 1998                         1997
------                                                              ----------                   ------------
Cash and due from banks                                             $   28,718                   $     38,590
Federal funds sold and securities purchased
 under resale agreements                                               127,000                        122,000

Securities available-for-sale                                          101,410                         96,930
Securities held-to-maturity                                             88,409                         82,458
                                                                    ----------                   ------------

   Total securities                                                    189,819                        179,388

Loans, net of unearned income                                          306,853                        300,441
 Less: allowance for loan losses                                        (4,324)                        (4,192)
                                                                    ----------                   ------------

   Total loans, net                                                    302,529                        296,249

Accrued interest receivable                                              3,833                          4,274
Premises and equipment, net                                              2,465                          2,628
Goodwill, net                                                              957                            989
Other assets                                                             3,655                          3,330
                                                                    ----------                   ------------

TOTAL ASSETS                                                        $  658,976                   $    647,448
                                                                    ==========                   ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits                                       $  133,087                   $    139,913
Interest bearing deposits                                              300,530                        287,885
                                                                    ----------                   ------------

   Total deposits                                                      433,617                        427,798

Securities sold under repurchase agreements                            175,980                        175,708
Accrued interest payable                                                 2,097                          1,871
Other liabilities                                                        4,767                          2,788
                                                                    ----------                   ------------

   Total liabilities                                                   616,461                        608,165
                                                                    ----------                   ------------

STOCKHOLDERS' EQUITY:
Common Stock, $0.10 par value, 25,000,000
 shares authorized; 6,798,311 and 6,630,975
 shares issued and outstanding, respectively                               680                            663
Capital surplus                                                         23,246                         21,714
Retained earnings                                                       18,179                         16,456
Accumulated other comprehensive income                                     410                            450
                                                                    ----------                   ------------

   Total stockholders' equity                                           42,515                         39,283
                                                                    ----------                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  658,976                   $    647,448
                                                                    ==========                   ============

The accompanying condensed notes are an integral part of these financial statements.

(b) Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    --------------------------------
                                                                      1998                     1997
                                                                    --------                --------
INTEREST INCOME
Interest and fees on loans                                          $  6,856                $  5,329
Interest and dividends on securities                                   2,715                   2,514
Interest on federal funds sold and securities
 purchased under resale agreements                                     1,251                     451
                                                                    --------                --------

   Total interest income                                              10,822                   8,294
                                                                    --------                --------

INTEREST EXPENSE
Interest on deposits                                                   3,207                   2,314
Interest on securities sold under
 repurchase agreements                                                 1,396                     909
                                                                    --------                --------

   Total interest expense                                              4,603                   3,223
                                                                    --------                --------

Net interest income                                                    6,219                   5,071

Provision for loan losses                                                340                     130
                                                                    --------                --------

Net interest income after provision
 for loan losses                                                       5,879                   4,941
                                                                    --------                --------

NON-INTEREST INCOME
Service charges on deposits                                              376                     332
Other fee income                                                         265                     194
                                                                    --------                --------

   Total non-interest income                                             641                     526
                                                                    --------                --------

NON-INTEREST EXPENSE
Compensation and employee benefits                                     1,942                   1,762
Occupancy                                                                471                     469
Furniture and equipment                                                  242                     225
Other                                                                  1,102                     744
                                                                    --------                --------
   Total non-interest expense                                          3,757                   3,200
                                                                    --------                --------

Income before income tax expense                                       2,763                   2,267

Income tax expense                                                     1,040                     884
                                                                    --------                --------

NET INCOME                                                          $  1,723                $  1,383
                                                                    ========                ========

Other comprehensive income, net of tax:
 Unrealized losses on securities:
  Unrealized holding losses arising
   during period                                                         (40)                   (811)
  Less: reclassification adjustment for
   losses included in net income                                          --                      --
                                                                    --------                --------
Other comprehensive income                                               (40)                   (811)
                                                                    --------                --------

COMPREHENSIVE INCOME                                                $  1,683                $    572
                                                                    ========                ========

EARNINGS PER SHARE
Net Income                                                          $   0.26                $   0.21

EARNINGS PER SHARE - ASSUMING DILUTION
Net Income                                                          $   0.24                $   0.20
                                                                    ========                ========

(1) See Exhibit 11 - Computation of Earnings per Share and Earnings per Share, Assuming Dilution. The accompanying condensed notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows (Unaudited)
    (Dollars in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              -------------------------------
                                                                               1998                    1997
                                                                              -------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  1,723               $  1,383
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                                          340                    130
Depreciation and amortization                                                      154                    182
Change in accrued interest receivable and
 other assets                                                                      189                   (145)
Change in accrued interest payable and other
 liabilities                                                                     2,562                    599
                                                                              --------               --------

Net cash provided by operating activities                                        4,968                  2,149
                                                                              --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available-for-sale                                     (16,119)                (7,307)
Proceeds from maturities/principal paydowns
 of securities available-for-sale                                               11,657                  4,126
Purchases of securities held-to-maturity                                        (6,913)               (12,766)
Proceeds from maturities/principal paydowns
 of securities held-to-maturity                                                    975                    705
Net increase in loans receivable                                                (6,620)                (2,966)
Additions to premises and equipment, net                                           (57)                  (171)
                                                                              --------               --------

Net cash used in investing activities                                          (17,077)               (18,379)
                                                                              --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                           5,819                (12,117)
Net change in securities sold under
 repurchase agreements                                                             272                 (1,923)
Proceeds from issuance of common stock                                           1,146                     15
                                                                              --------               --------

Net cash provided by (used in) financing activities                              7,237                (14,025)
                                                                              --------               --------

Net decrease in cash and cash equivalents                                       (4,872)               (30,255)

Cash and cash equivalents at beginning
 of period                                                                     160,590                 94,268
                                                                              --------               --------

Cash and cash equivalents at end of period                                    $155,718               $ 64,013
                                                                              ========               ========



The accompanying condensed notes are an integral part of these financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 1998
--------------------------------------------------------------------------
(unaudited) (Dollars in tables in thousands)


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

2.  Securities.

The amortized cost and market value of securities are summarized as follows:

                                          March 31, 1998                     December 31, 1997
                                      -------------------------         --------------------------
                                      Amortized         Market          Amortized          Market
SECURITIES AVAILABLE-FOR-SALE           Cost            Value             Cost             Value
                                      --------         --------         --------          --------
U.S. treasury securities              $ 18,795         $ 19,161         $ 18,778          $ 19,170
U.S. government agencies                61,553           61,921           57,012            57,428
Step-up and structured notes             4,002            3,863            5,950             5,838
Mortgage-backed securities               1,968            1,953            2,126             2,076
States and political subdivisions       11,753           11,850           10,113            10,205
Equity securities                        2,662            2,662            2,213             2,213
                                      --------         --------         --------          --------

Total                                 $100,733         $101,410         $ 96,192          $ 96,930
                                      ========         ========         ========          ========

                                          March 31, 1998                     December 31, 1997
                                      -------------------------         --------------------------
                                      Amortized         Market          Amortized          Market
SECURITIES HELD-TO-MATURITY             Cost            Value             Cost             Value
                                      --------         --------         --------          --------
U.S. treasury securities              $ 15,964         $ 16,017         $ 15,960          $ 16,001
U.S. government agencies                21,438           21,591           15,426            15,657
Mortgage-backed securities              32,580           31,871           33,550            32,639
States and political subdivisions       18,427           18,678           17,522            17,758
                                      --------         --------         --------          --------

Total                                 $ 88,409         $ 88,157         $ 82,458          $ 82,055
                                      ========         ========         ========          ========


3.  Loans.

    Major categories of loans are as follows:

                                                         March 31,       December 31,
                                                           1998             1997
                                                         --------        -----------
Real Estate
   Commercial                                            $ 58,001         $  59,278
   Construction and development                            10,392            11,336
   Residential mortgage                                    29,734            30,571
                                                         --------         ---------

         Total Real Estate                                 98,127           101,185

Commercial and Industrial                                 194,478           184,360

Consumer
   Consumer                                                 9,973            10,848
   Home equity                                              4,783             4,524
                                                         --------         ---------

         Total Consumer                                    14,756            15,372

Total                                                     307,361           300,917
                                                         --------         ---------

Unearned income                                              (508)             (476)
                                                         --------         ---------

Loans, net of unearned income                            $306,853         $ 300,441
                                                         ========         =========


At March 31, 1998, impaired loans totaled $704 thousand with a corresponding valuation allowance of $381 thousand. The loans deemed to be impaired were primarily commercial loans.

For the quarter ended March 31, 1998, the average recorded investment in impaired loans was approximately $961 thousand. Had all of these loans performed in accordance with their original terms, interest income of approximately $44 thousand would have been recorded during the first three months of 1998. Franklin recognized $18 thousand in interest on impaired loans during the quarter.

At March 31, 1998, Franklin had no other loans on non-accrual other than those deemed to be impaired loans. Loans 90 days or more past due which were still accruing interest totaled $337 thousand.

Changes in the allowance for loan losses for the three months ended March 31, 1998 are as follows:

Balance, January 1                                          $4,192

Charge-offs:
   Real Estate                                                (105)
   Commercial                                                 (170)
   Consumer                                                    (10)
                                                            ------

Total                                                         (285)
                                                            ------

Recoveries:
   Real Estate                                                   3
   Commercial                                                   73
   Consumer                                                      1
                                                            ------

Total                                                           77
                                                            ------

Net charge-offs                                               (208)

Provision for loan losses                                      340

Balance, March 31                                           $4,324
                                                            ======

Net charge-offs to average loans                              0.07%


Franklin National Bank, in the normal course of business, makes loans to executive officers, directors and stockholders, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limits and do not involve more than normal risk of collectibility.

Activity in such loans is summarized as follows:

Balance, January 1, 1998                           $15,427
   New loans                                           863
   Repayments                                         (720)
                                                   -------

Balance, March 31, 1998                            $15,570
                                                   =======

There were no loans to directors, officers or other related parties that were classified as impaired as of March 31, 1998.

4.  Certificates of deposit, including IRA's, are as follows:

                                                   March 31,      December 31,
                                                     1998            1997
                                                   --------       ------------
Certificates less than $100,000                    $ 13,282       $   11,477
Certificates of $100,000 or more                    137,728          130,248


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

MERGER ACTIVITY

On December 16, 1997, Franklin announced plans to be acquired in a tax-free merger with BB&T Corporation ("BB&T") of Winston-Salem, North Carolina. BB&T is a multi-bank holding company with approximately $31.5 billion in assets operating throughout the Carolinas and Virginia. Franklin will become part of BB&T's system of regional bank holding companies which emphasizes autonomy and local decision-making. The acquisition, which will be accounted for as a pooling of interests, is expected to be completed on or about the end of the second quarter of 1998.

FINANCIAL SUMMARY

Net income for the three months ended March 31, 1998, increased by 25% to $1.72 million or $0.24 per share compared to $1.38 million or $0.20 per share for the same period in 1997. Returns on average assets and average equity for the first quarter of 1998 were 1.16% and 17.27%, respectively, compared to 1.21% and 17.30% for the same period in 1997.

Contributing to the increase in earnings for the first quarter of 1998 were improvements in net interest income and growth in service charges and other fees. The earnings improvement was partially offset by increases in loan loss provisions, compensation and other non-interest expenses and income tax expenses.

Franklin's total assets increased to $659 million at March 31, 1998 compared to $647 million at December 31, 1997, an increase of $12 million or 2%. In prior years, Franklin's assets have typically declined slightly during the first quarter after experiencing a significant increase during the fourth quarter of the preceding year. However, in 1998, Franklin was able to sustain and improve slightly on its 1997 fourth quarter asset growth which totalled approximately $140 million. As compared to March 31, 1997, total assets increased 36% from $485 million to $659 million.

The increase in assets during the first quarter of 1998 occurred primarily in the loan and securities portfolios. Loans outstanding at March 31, 1998 totaled $307 million, a 2% increase over loans at year end 1997 of $300 million. Franklin's loan to deposit ratio, a key measure of liquidity, remains conservative at 71% as compared to 70% on December 31, 1997. In the opinion of management, nearly all of the customer repurchase agreements represent stable deposit relationships. If added to deposits, Franklin's liquidity ratio would be 50% as of both March 31, 1998 and December 31, 1997. In management's view, these ratios indicate that Franklin is well positioned to fund future liquidity needs.

Total securities were $190 million as of March 31, 1998, an increase of $11 million, or 6%, over total securities of $179 million at December 31, 1997. Additions were made almost equally in the available-for-sale and the held-to-maturity securities portfolios.

Total deposits and customer repurchase agreements were $610 million at March 31, 1998 compared to $604 million at December 31, 1997, representing an increase of 1%. Franklin's deposit mix at March 31, 1998 included $133 million in non-interest bearing deposits, representing 22% of total deposits and customer repurchase agreements, as compared to 23% at December 31, 1997.

Stockholders' equity at March 31, 1998 totaled $43 million compared to $39 million at December 31, 1997. Book value per share of common stock on March 31, 1998 was $6.25 per share compared to $5.92 per share at December 31, 1997. The increase in equity was attributable to the retention of earnings and new shares issued through Franklin's stock option plans.

EARNINGS ANALYSIS

Net interest income
Net interest income is Franklin's primary source of earnings and represents the difference between interest and amortized fee income generated from earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $6.2 million for the first three months of 1998 compared to $5.1 million for the same period of 1997, an increase of 22%. The improvement in net interest income was primarily attributable to the fact that volume increases in total average earning assets of $137 million exceeded the volume increases of $107 million in total average interest-bearing liabilities.

Total interest income increased $2.5 million, or 30%, to $10.8 million for the first three months of 1998 as compared to $8.3 million for the same period of 1997, with 60%, or $1.5 million, of 1998's increase occurring in interest and fees on loans. Total average earning assets increased 31% to $571 million for the three months ended March 31, 1998 as compared to $434 million for the three months ended March 31, 1997. Of that growth, 49% occurred in Franklin's loan portfolio, its highest yielding asset, 42% occurred in short-term investments, such as Federal funds sold, and 9% occurred in the securities portfolios.

Interest expense increased $1.4 million, or 43%, to $4.6 million for the first three months of 1998 as compared to $3.2 million for the same period of 1997. The increase is primarily due to volume increases in average interest bearing liabilities which grew 33% to $435 million for the three months ended March 31, 1998 as compared to $327 million for the same period in 1997.

Expressed as a percentage of average earning assets, Franklin's net interest margin for the three months ended March 31, 1998 decreased to 4.53% as compared to 4.80% for the same period one year ago. The decline is due to the growth in Franklin's interest-bearing liabilities occurring in its highest-cost deposit types, certificates of deposit and customer repurchase agreements, while a significantly high percentage of growth in earning assets occurred in Franklin's short-term investments, its lowest yielding asset.

Non-interest income
Non-interest income increased $115 thousand, or 22%, from $526 thousand for the three months ending March 31, 1997 to $641 thousand for the same period ending March 31, 1998. The increases are a result of Franklin's growing customer base as well as the continued expansion of commercial deposit product offerings, such as cash management and payroll processing services, foreign currency exchange and ATM services.

Non-interest expense
Total non-interest expense of $3.8 million for the three months ended March 31, 1998 increased $557 thousand, or 17%, compared to $3.2 million for the same period in 1997. The components of this increase were as follows: compensation and employee benefits of $180 thousand, or 32% of the increase; occupancy and furniture and equipment expense of $19 thousand, or 4%; and other operating expense of $358 thousand, or 64%. The increase in compensation expense is primarily due to overall salary and benefit increases deemed necessary by management to attract and retain qualified personnel to more effectively manage Franklin's growth. The increase in other operating expenses is primarily due to Franklin's community involvement efforts which include expansion of charitable contributions and program sponsorships.

ASSET QUALITY

While asset quality continues to be strong, Franklin has deemed it prudent to increase provisions for loan losses to $340 thousand for the three months ended March 31, 1998 as compared to $130 thousand for the same period one year ago. For the three months ended March 31, 1998, Franklin recognized net loan charge-offs of $208 thousand, as compared to first quarter 1997 net loan recoveries of $57 thousand. At March 31, 1998, the allowance for loan losses represented 1.41% of total loans as compared to 1.40% at December 31, 1997.

Non-performing assets decreased to $704 thousand at March 31, 1998 from $1 million at December 31, 1997, representing 0.23% of total loans on March 31, 1998 as compared to 0.35% of total loans on December 31, 1997. The allowance for loan losses as a percentage of non-performing assets increased from 400% on December 31, 1997 to 614% on March 31, 1998. Management believes that all major loan portfolio deficiencies have been identified and adequate reserves have been established.

RECENT ACCOUNTING DEVELOPMENTS

         Effective January 1, 1998, Franklin adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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


                                           FRANKLIN BANCORPORATION, INC.



 May 15, 1998                              /s/ Robert P. Pincus
-------------                              -------------------------------------
    Date                                   Robert P. Pincus
                                           President and Chief Executive Officer


 May 15, 1998                              /s/ Diane M. Begg
-------------                              -------------------------------------
    Date                                   Diane M. Begg
                                           Executive Vice President and Chief
                                           Financial Officer